Form 10-Q
period 1996-06-30
FRANKLIN CONSOLIDATED MINING CO INC
filed 1996-08-30
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1996                 Commission File No.  0-9416

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             #13-2879202
         --------                                             -----------
(State or other jurisdiction                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


76 Beaver Street, Suite 500, New York, New York                   10005
- -----------------------------------------------                   -----
   (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area code           (212) 344-2828
                                                             --------------
The Number of Shares Outstanding of Common Stock
$.01 Par Value, at June 30, 1996                               69,945,331   (1)
                                                              ------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X     No ____


(1) Does not include 4,494,770 of shares issued pursuant to Regulation D offerings.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                                         June        December
                      ASSETS                         30, 1996        31, 1995
                                                   ------------    ------------
Current assets - cash ..........................   $       367     $    118,176
Mining, milling and other property and
    equipment, net of accumulated depre-
    ciation and depletion of $1,776,264
    and $1,715,194, respectively ...............      3,787,044       3,848,114
Mining reclamation bonds .......................        125,000          45,000
                                                   ------------    ------------
          Totals ...............................   $  3,912,411    $  4,011,290
                                                   ============    ============


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Convertible debentures .....................   $    145,000    $    145,000
    Accounts payable and accrued expenses ......        391,413         298,016
    Loans payable to joint venture partner .....         61,964         313,688
                                                   ------------    ------------
          Total current liabilities ............        598,377         756,704

Convertible notes ..............................                        200,000
Excess of equity in net losses of joint
    venture over investment ....................        122,370         120,270
                                                   ------------    ------------
          Total liabilities ....................        720,747       1,076,974
                                                   ------------    ------------
Commitments and contingencies

Stockholders' equity:
    Common stock, par value $.01 per share;
        100,000,000 shares authorized;
        74,440,101 and 69,135,920 shares
        issued and outstanding .................        744,401         691,359
    Additional paid-in capital .................     13,046,800      12,471,502
    Deficit accumulated in the development
        stage ..................................    (10,599,537)    (10,228,545)
                                                   ------------    ------------
           Total stockholders' equity ..........      3,191,664       2,934,316
                                                   ------------    ------------
          Totals ...............................   $  3,912,411    $  4,011,290
                                                   ============    ============

                  See Notes to Condensed Financial Statements.

                                      Q2-1




                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Six Months                      Three Months           Cumulative
                                         Ended June 30,                   Ended June 30,            from
                                      1996            1995            1996           1995         Inception
                                 ------------    ------------    ------------    ------------    ------------

Revenues:
    Sales ....................                                                                   $    876,082
    Interest income ..........   $        476    $        464    $       (114)   $        299         539,012
    Other income .............                                                                         75,000
                                 ------------    ------------    ------------    ------------    ------------
           Totals ............            476             464            (114)            299       1,490,094
                                 ------------    ------------    ------------    ------------    ------------

Expenses:
    Mine expenses ............                                                                      3,360,793
    Write-down of inventories                                                                         223,049
    Depreciation, depletion
        and amortization .....         61,070          61,072          30,535          30,536       1,971,613
    General and administrative
        expenses .............        277,540          95,850          43,555          59,604       4,575,271
    Interest expense .........         30,758          34,591          11,317          16,865         524,358
    Amortization of debt is-
        suance expense .......                                                                        683,047
    Equity in net loss of
        joint venture ........          2,100                           1,050                         122,370
    Loss on settlement of
        claims by joint
        venture partner ......                                                                        468,000
    Loss on settlement of
      litigation .............                                                                        100,000
    Loss on investment in
        oil and gas wells ....                                                                         61,130
                                 ------------    ------------    ------------    ------------    ------------
           Totals ............        371,468         191,513          86,457         107,005      12,089,631
                                 ------------    ------------    ------------    ------------    ------------
Net loss .....................   $   (370,992)   $   (191,049)   $    (86,571)   $   (106,706)   $(10,599,537)
                                 ============    ============    ============    ============    ============

Weighted average shares
  outstanding ................     69,758,903      48,556,123      72,292,716      40,556,123
                                 ============    ============    ============    ============

Net loss per common share ....   $       (.01)   $        ( - )  $        ( - )  $        ( - )
                                 ============    ============    ============    ============

                  See Notes to Condensed Financial Statements.

                                      Q2-2



                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six Months             Cumulative
                                                    Ended June 30,             from
                                                1996            1995          Inception
                                             ------------   -------------    ------------

Operating activities:
    Net loss .............................   $   (370,992)   $   (191,049)   $(10,599,537)
    Adjustments to reconcile net loss
        to net cash used in operating
        activities:
        Depreciation and depletion .......         61,070          61,072       1,971,613
        Amortization of debt issuance
           expense .......................                                        683,047
        Value of common stock issued
           for:
           Services ......................                                        970,277
           Settlement of litigation ......                                        100,000
           Settlement of claims by joint
               venture partner ...........                                        468,000
        Compensation resulting from
           stock options granted .........                                        311,900
        Value of stock options granted
           for services ..................                                        112,500
        Equity in net loss of joint
           venture .......................          2,100                         122,370
        Other ............................                                         (7,123)
        Changes in operating assets
           and liabilities:
           Other current assets ..........                             71
           Accounts payable and accrued
               expenses ..................        119,137         (67,276)        580,886
                                                  -------         -------         -------
                  Net cash used in operat-
                    ing activities .......       (188,685)       (197,182)     (5,286,067)
                                                 --------        --------      ----------

Investing activities:
    Purchases and additions to mining,
        milling and other property and
        equipment ........................                                     (5,035,354)
    Purchases of mining reclamation
        bonds, net .......................        (80,000)                       (125,000)
    Deferred mine development costs
        and other expenses ...............                                       (255,319)
                                                  -------                      ----------
                  Net cash used in invest-
                    ing activities .......        (80,000)                     (5,415,673)
                                                  -------                      ----------


                                      Q2-3


                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                     Six Months              Cumulative
                                                    Ended June 30,              from
                                                1996             1995         Inception
                                            -------------    ------------    ------------
Financing activities:
    Issuances of common stock ............   $    202,600                    $  8,663,257
    Issuance of Underwriter's stock
        warrants .........................                                            100
    Commissions on sales of common
        stock ............................                                       (381,860)
    Purchases of treasury stock ..........                                        (12,500)
    Payments of deferred under-
        writing costs ....................                                        (63,814)
    Proceeds from exercise of
        stock options ....................                                        306,300
    Issuance of convertible debentures
        and notes ........................        200,000                       1,505,000
    Proceeds of loans from joint
        venture partner ..................         60,100    $    117,021         586,388
    Repayments of loans from joint
        venture partner ..................       (311,824)                       (311,824)
    Payments of debt issuance
        expenses .........................                                       (164,233)
    Proceeds of other notes and
        loans payable ....................                         80,000         688,000
    Repayments of other notes and
        loans payable ....................                                       (120,000)
    Proceeds of loans from affiliate .....                                         55,954
    Repayments of loans from affiliate ...                                        (48,661)
                                            -------------    ------------    ------------
           Net cash provided by financing
               activities ................        150,876         197,021      10,702,107
                                            -------------    ------------    ------------

Increase (decrease) in cash ..............       (117,809)           (161)            367

Cash, beginning of period ................        118,176             916            --
                                             ------------    ------------    ------------

Cash, end of period ......................   $        367    $        755    $        367
                                             ============    ============    ============


Supplemental disclosure of cash flow data:
    Interest paid ........................   $       --      $      4,441    $    298,868
                                             ============    ============    ============

                  See Notes to Condensed Financial Statements.


                                      Q2-4

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1 - Unaudited interim financial statements:

     In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Franklin Consolidated Mining Co., Inc. (the "Company") as of June 30, 1996, and its results of operations and cash flows for the six months and three months ended June 30, 1996 and 1995. Information included in the condensed balance sheet as of December 31, 1995 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (the "10-KSB") filed with the Securities and Exchange Commission. Certain terms used herein are defined in the 10- KSB. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

     The results of operations for the six months and three months ended June 30, 1996 are not necessarily indicative of the results of operations for the full year ending December 31, 1996.


Note 2 - Basis of presentation:

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company is a development stage enterprise whose operations have generated recurring losses and cash flow deficiencies from its inception. As of June 30, 1996, it had an accumulated deficit of approximately $10,600,000 and a working capital deficiency of $598,000. As explained in Note 3, the Company was in default with respect to the payment of the principal of and the accrued interest on its outstanding convertible debentures which totaled $167,000 as of June 30, 1996. The Company was delinquent with respect to the payment of $44,000 of real estate taxes as of June 30, 1996. The Company is substantially dependent on Gems, its Joint Venture partner, for its short-term financing and the funding of the development of its principal mining and milling properties which were not operational as of June 30, 1996. Such matters raise substantial doubt about the Company's ability to continue as a going concern.

                                      Q2-5

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 2 - Basis of presentation (concluded):

     The Company's ability to continue as a going concern will depend, primarily, on whether it can obtain additional debt or equity financing from its Joint Venture partner or from other sources to fund its existing obligations and the additional obligations it will incur while its mining resources are being developed, the continued forbearance of the holders of its convertible debentures and, ultimately, the ability of the Joint Venture, in which it holds a 17.5% interest and to which it has committed substantially all of its resources, to conduct profitable mining and milling operations on a sustained basis. Management of the Company does not believe that operations of the Joint Venture will generate any significant profits or cash flows for the Company during the remainder of 1996. However, management believes, but cannot assure, that the Company's Joint Venture partner will continue to provide the remainder of the funds the Company will need to operate through June 30, 1997. Accordingly, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


Note 3 - Convertible debt:

     As of June 30, 1996, the Company was in default with respect to the payment of the $145,000 principal balance of its outstanding 12.25% convertible debentures and $22,202 of accrued interest thereon payable for the quarters subsequent to March 31, 1995. The Company sent notices to its debenture holders in December 1995 asking for their consent by February 15, 1996 to the further extension of the maturity date to December 31, 1996. It was also contemplated that conversion rights would also be extended at the previous rate of $.50 per share. The Company also agreed that it would make all interest payments due to such holders through December 31, 1995, prepay interest for the first quarter of 1996 and set up a fund with the Trustee to secure the timely payment of the principal balance of the debentures on December 31, 1996. Only one holder of a $1,000 debenture rejected the Company's request.

                                      Q2-6

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 - Convertible debt (concluded):

     While it is the intention of management and the Company to comply with the terms of the agreements with the debenture- holders, the Company has been unable to comply as a result of the liquidity and cash flow problems described in Note 1. As a result of its default and its continued failure to comply with the December 1995 agreements, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debentureholders seeking immediate repayment of principal plus interest and penalties. Management cannot assure that there will be funds available for the required payments or what the effects of any actions brought by or on behalf of the debentureholders will be. In December 1995, the Company commenced an offering exempt from registration pursuant to Rule 505 of Regulation D under the Securities Act of 1933, as amended (the "Act"), of 15% secured convertible promissory notes in the aggregate principal amount of $1,500,000. The Company terminated the offering on February 5, 1996 after selling convertible notes in the aggregate principal amount of $400,000, of which $200,000 was sold in December 1995 and $200,000 was sold in the three months ended March 31, 1996. Each convertible note was scheduled to mature 18 months from the date of its issuance. The convertible notes were guaranteed by Gems and secured by Gems' profit interest in the Joint Venture. The notes became convertible into shares of the Company's common stock after April 1, 1996 at a conversion price based on 75% of the average market price of the Company's common stock (as defined) for a specified period prior to conversion. All of the notes were converted prior to June 30, 1996, and the Company issued 4,294,770 common shares upon conversion based on the total balance of principal and accrued interest outstanding of $418,740 and a conversion price of $.0975 per share.

                                      Q2-7

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 - Loans payable to Joint Venture partner:

     As explained in Note 4 in the 10-KSB, the balance of the loans payable by the Company to its Joint Venture partner pursuant to the terms of the Zeus Joint Venture Agreement totaled $313,688 at December 31, 1995. During the six months ended June 30, 1996, the Company made net cash repayments of $251,724 thereby reducing the balance of the loans payable to $61,964. Such balance is noninterest bearing and without a specific due date. In addition, Gems has guaranteed the payment of the Company's outstanding convertible promissory notes (see Note 3).


Note 5 - Environmental matters:

     As explained in Note 6 in the 10-KSB, the Company was notified by the State of Colorado Division of Minerals and Geology (the "DMG") in March 1996 that it would be required to increase its land reclamation bond by an amount that would be determined subsequently; however, the Company was required to increase such bond to $93,000 until such time as the total amount of the reclamation bond was determined. On or about March 28, 1996, the Company received a temporary cease and desist order prohibiting it from conducting mining and milling operations at the Franklin Mine until such time as all of the violations cited by the DMG were corrected. In addition, the Mined Land Reclamation Bureau of Colorado (the "MLRB") determined that the Company's reclamation bond should be further increased to approximately $252,000 by April 5, 1996. The Company was unable to meet that deadline. However, the prospecting and testing activities that were in process at the Franklin Mill were not materially affected by the cease and desist order since they were being conducted pursuant to a permit that was specifically excluded from such order.

     On April 24, 1996, the Company was able to obtain the $252,000 bond required by the MLRB from an independent bonding company in exchange for the deposit by the Company's Joint Venture partner of $125,000 in a trust account maintained for the benefit of the bonding company, guarantees from the Joint Venture partner and certain of its principals and the posting of a performance bond from an independent bonding company by one of the Joint Venture's contractors with respect to the completion of the technical and remediation work required by the regulatory authorities. As a result, the cease and desist order was vacated on June 7, 1996 and the Company received refunds of approximately $93,000 during the second quarter of 1996 from the mining reclamation bonds it had posted.

                                      Q2-8

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6 - Stockholders' equity: Issuances of common stock:

     In February 1996, the Company commenced an offering pursuant to Rule 505 of Regulation D of its common stock to accredited and unaccredited investors at a purchase price 15% below the market price of the common stock as quoted on NASDAQ at the close of business on the prior day in an effort to raise up to approximately $1,000,000. During the six months ended June 30, 1996, the Company sold 953,411 shares of common stock for total cash proceeds of $202,600, or $.2125 per share, prior to the termination of the offering.

     During the six months ended June 30, 1996, the Company also issued 4,294,770 shares of unregistered common stock upon the conversion of notes (see Note 3) and 56,000 shares of unregistered common stock in lieu of a cash payment for previously accrued liabilities of $7,000, which was equivalent to $.125 per share or approximately 50% of the fair market value of the shares at the time of issuance. These were noncash transactions and, accordingly, they were not reflected in the accompanying statement of cash flows for the six months ended June 30, 1996.

     The holders of the 4,294,770 common shares issued upon the conversion of the notes have unlimited piggyback registration rights and, commencing one year after issuance and subject to certain conditions, will have the right to demand one registration with respect to the shares.

     Common stock reserved for issuance:

     At June 30, 1996, shares of common stock were reserved for issuance upon exercise of outstanding debentures and warrants as follows:

           Convertible debentures          290,000
           Warrants                        500,000
                                           -------

           Total                           790,000
                                           =======


Note 7 - Subsequent events:

     On July 3, 1996, the Company acquired the Gold Hill Mill, a permitted milling facility located in Boulder County, Colorado- do, from Colino Oro Molino, Inc. ("COM Inc."), a wholly-owned subsidiary of Island which is the parent of Gems, the Company's- Joint Venture partner. The cost of the acquisition totaled $2,500,000 which was paid through the issuance of a mortgage note requiring the payment of the entire principal balance on July 3, 1999 and the payment of interest, computed at an annual rate of 8%, on a quarterly basis. The mortgage note is secured by the milling facility.

                                      Q2-9

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 7 - Subsequent events (concluded):

     In July 1996, the Company commenced an offering to unaffiliated parties pursuant to Regulation D for the issuance of shares of common stock at the approximate equivalent of $.15625 per share in exchange for certain notes, mortgages and other obligations of Gems and/or other subsidiaries of Island. Management of the Company anticipates that upon the completion of the offering the Company shall have (i) purchased obligations of its affiliates with an aggregate principal balance of approximately $1,400,000 through the issuance of approximately 8,960,000 in shares of common stock and (ii) transferred the obligations of its affiliates so acquired to COM Inc. for an equivalent reduction in the principal balance of the mortgage note.

     In July 1996, the Company commenced another offering to unaffiliated parties pursuant to Regulation D of up to 10,000,000 shares of its common stock at $.125 per share. The investment banking company acting as the placement and selling agent will receive a commission equal to 5% of the gross proceeds of the offering and a warrant for the purchase of 5% of the total number of shares sold in the offering. The warrant will be exercisable during the three year period from the date of the closing of the offering at $.125 per share, subject to anti-dilution adjustments. Management of the Company anticipates that the proceeds of the offering will be used (i) to pay all accrued interest on the Company's outstanding convertible debentures, (ii) to satisfy delinquent real property taxes,
     (iii) to pay accrued professional fees (iv) to pay for $250,000 of costs of assisting in the development and design of technologies for use in the Company's milling facilities and (v) for general working capital purposes. As of the date this report was filed, the Company had received approximate gross proceeds of $100,000 from the sale of approximately 800,000 shares of common stock.

     The Company has agreed to use its best efforts with respect to the completion of initial and effective filings of registration statements pursuant to the Act within specified periods for any common shares sold through the offerings described above.

                                      Q2-10

Management's Discussion and Analysis

Liquidity and Capital Resources

     The Company had no active mining or milling operations during the six months ended June 30, 1996 as a result, in part, of a cease and desist order issued in March 1996 by the Colorado Division of Minerals and Geology for permit violations that were not vacated until June 7, 1996.

     During 1995 and 1994, the Company financed its operations primarily through loans from Gems & Minerals Corp., its joint venture partner. During the six months ended June 30, 1996, the Company raised $200,000 from the private placement of convertible notes in addition to another $200,000 raised in the fourth quarter of 1995.The Company also sold 953,411 shares of unregistered common stock for$202,600. The Company used the cash obtained through the sale of the notes and the stock primarily to (i) partially finance its operating losses;
(ii) increase the net amount of mining reclamation bonds on deposit by $80,000 in order to get the cease and desist order vacated; and (iii) reduce the net balance payable to Gems arising from previous operating loans by approximately $252,000 (the Company repaid $312,000 in the first quarter, but had to borrow $60,000 from Gems in the second quarter).

     During the second quarter of 1996, all of the notes issued in the fourth quarter of 1995 and the first quarter of 1996 as described in the preceding paragraph were converted, and the Company issued 4,294,770 common shares upon conversion based on the total balance of principal and accrued interest outstanding of $418,740 and a conversion price of $.0975 per share.

     On July 3, 1996, the Company acquired the Gold Hill Mill, a permitted modern milling facility located in Boulder County, Colorado from an affiliate of Gems for $2,500,000 through another noncash transaction, whereby it issued a mortgage note to the affiliate requiring the payment of the entire principal balance on July 3, 1999and the payment of interest, at 8% per annum, on a quarterly basis. The mortgage note is secured by the milling facility.

     Also, in July 1996, the Company commenced an offering to unaffiliated parties pursuant to Regulation D for the issuance of shares of common stock at the approximate equivalent of $.15625 per share in exchange for certain notes, mortgages and other obligations of Gems and/or other subsidiaries of Island. Management of the Company anticipates that upon completion of the offering the Company shall have purchased obligations of its affiliates with an aggregate principal balance of approximately $1,400,000 through the issuance of approximately 8,960,000 shares of common stock and then transferred the obligations of its affiliates so acquired to the seller of the Gold Hill property for an equivalent reduction in the principal balance of the mortgage note.

     The Company's current administrative costs are estimated to be approximately $30,000 per month. In addition to loans and advances from Gems, the Company anticipates funding operations from the proceeds of another offering to unaffiliated accredited and nonaccredited investors pursuant to Regulation D of up to 10,000,000 shares of its common stock at $.125 per share. The proceeds of the offering will also be used (i) to pay all accrued interest on the Company's outstanding convertible debentures, (ii) to satisfy delinquent real property taxes, (iii) to pay accrued professional fees and (iv) to pay for $250,000 of costs of assisting in the development and design of technologies for use in the Company's milling facilities. As of the date this report was filed, the Company had received approximate gross proceeds of $100,000 from the sale of approximately 800,000 shares of common stock.

                      Management's Discussion and Analysis

                             Results of Operations

     The Company had a net loss of $86,371 for the three months ended June 30, 1996 as compared to a net loss of $106,706 during the same period in 1995. This decrease was primarily attributable to a decrease in interest expense of approximately $5,500 and reduced general and administrative expenses approximating $16,000.

     General and administrative expense were $43,555 for the quarter ended June 30, 1996 compared with $59,604 during the same period in 1995. Interest expense was $11,317 during the 1996 second quarter as compared to $16,865 in the same 1995 quarter. Interest expense was reduced by the conversion of debt to equity in the fourth quarter 1995 and the first quarter 1996. The Company had a net loss of $370,992 for the six months ended June 30, 1996 as compared to a net loss of $191,049 during the same period in 1995. This net increase was primarily attributable to a decrease in interest expense of approximately $3,800 and an increase in general and administrative expenses approximating $181,700.


     General and administrative expenses were $277,540 for the six months ended June 30, 1996 compared with $95,850 during the same period in 1995 due primarily to a substantial increase in professional fees during the first quarter of 1996. Interest expense was $30,758 during the six months ended June 30, 1996 as compared to $34,591 during the same period in 1995. Interest expense was reduced by the conversion of debt to equity in the fourth quarter 1995 and the first quarter 1996.

     The Company's ability to continue operations through June 30,1997 is predicated primarily on the terms of the joint venture agreement with Gems pursuant to which Gems has agreed to provide technical and financial support for the resumption of mining and milling operations at the Company's original Franklin mining and milling property and the Gold Hill Mill acquired in July 1996. The ability of the Company to raise funds through the private placement of 10,000,000 common shares at $.125 per share, described above, will also dictate how quickly the mining and milling operations at both sites will commence. Once the properties begin commercial operations, the Company will realize 17.5% of all net profits the Franklin Mine and the Gold Hill Mill generate pursuant to the joint venture agreement. Additionally, the Company will receive 17.5% of all income the Joint Venture will derive from certain contracts in which the Zeus Joint Venture has profit interests. Management is hopeful that profits and cash flow derived from the joint venture will be sufficient to fund its future operation; however, there can be no assurance that the Company will realize sufficient cash flows from the commercial operations of its properties during the 12 months ending June 30, 1997 or that the limited income and cash flow which it will receive from the Profit Contracts will be sufficient to fund its operations and other obligations independent of financial support from Gems.

                                     Part II

Item 1.  Legal Proceedings

     In June 1996, each of Leadville Mining & Milling Corporation ("Leadville") and its principal officer, Gifford A. Dieterle commenced actions against the Company in District Court, Clear Creek County Colorado1 with respect to certain monies advanced by Leadville on behalf of the Company in connection with expenses allegedly attributable to the Company incurred by the Company as a result of the use of common office space in New York and certain consulting fees which Mr. Dieterle claims are owed by the Company to him for services rendered in connection with the Franklin Mining properties as a geologist. The aggregate amount of the claims were approximately $33,000 plus interest accruing at 8% per annum and attorney's fees.

     On July 10, 1996, the Company entered into a Settlement Agreement with each of Leadville and Mr. Dieterle pursuant to which it was agreed that the Company would settle all claims involved for $18,000 and each of Leadville and Dieterle will, as soon as possible, (i) discontinue each of the actions against the Company as well as withdraw any motions filed with respect thereto, (ii) remove any liens or other encumbrances which may have been filed against the assets of the Company and (iii) execute releases with respect to such claims. The Company has made payments in the amount of $9,000 to Leadville to date and, upon the payment of the final $9,000 the parties will execute releases in connection therewith. The Company is hopeful that all payments will be made and paperwork completed by the end of August.


Item 3.  Defaults Upon Senior Securities

     As of June 30, 1996, the Company continues to be in default with respect to the payment of $145,000 principal amount of its 12 1/4% Convertible Debentures (the "Debentures") and accrued and unpaid interest as of June 30, 1996 in the amount of approximately $22,000. In December 1995, the Company notified its debenture holders that it would be unable to pay the outstanding principal and interest on December 31, 1995 as previously agreed and requested that such holders extend the maturity date of the Debentures to December 31, 1996. In exchange for such consents, the Company agreed to (i) bring all interest payments current through December 31, 1995 and prepay the interest payment due at the end of the first quarter of 1996, (ii) extend the conversion rights of such holders at the previous rate of $.50 per share through December 31, 1996 and (iii) establish a fund with the Trustee to secure the timely payment of the principal balance of the Debentures on December 31, 1996 (the "December 1995 Agreements"). Only one holder of $1,000 principal amount of debentures rejected the Company's proposal.

1 Civil Action NO. 96CV36 Leadville Mining & Milling Co., Inc. vs. Franklin Consolidated Mining Company, Inc., (Dist. Ct, Clear Creek County, Colorado); Civil Action NO. 96CV35 Gifford A. Dieterle vs. Franklin Consolidated Mining Company, Inc., (Dist. Ct, Clear Creek County, Colorado)

     While it remains the intention of management and the Company to comply with these agreements, the Company has been unable to meet its obligations to such holders as a result of unforeseen liquidity and cash flow shortages. As a result of its continued default and failure to comply with the December 1995 Agreements, the Company may be subject to legal proceedings by or on behalf of debenture holders seeking payment of principal and all interest as well as any penalties and other legal remedies the holders may claim they are entitled to receive under the law. There can be no assurance that the Company will have adequate funds available to make the payment required under the December 1995 Agreements or that the commencement of legal proceedings will not have a material adverse effect on the Company.

     In December 1995, the Company commenced an offering pursuant to Rule 505 of Regulation D of $1,500,000 principal amount of its 15% Secured Notes (the "Notes") Convertible into Shares of Common Stock of the Company. On or about May 20, 1996, each of the noteholders notified the Company that they wished to convert the principal amount of the Notes into Common Stock of the Company in accordance with the terms of conversion set forth in the Note. In addition, all but $50,000 of the principal amount of the Notes agreed to convert the accrued, but unpaid interest due on March 31, 1996 into Common Stock of the Company. The remaining $50,000 of Notes has requested that such interest thereon be paid in cash which is estimated to be approximately $ 2,700.


Item 5.  Other Information

     In February, 1996, the Company commenced an offering pursuant to Rule 505 of Regulation D of its Common Stock to accredited and unaccredited investors in an effort to raise the remaining amount of funds which it anticipated it would be able to realize through the offering of the Notes. Subscribers of the offering purchased the Common Stock at a purchase price 15% below the market price of the stock as quoted on NASDAQ at the close of business the prior date. The Company terminated this offering on April 30, 1996 after raising approximately $202,600.

     As partial payment for services rendered, the Company issued an aggregate of 56,000 shares to partners of the Company's former independent auditors which issuance has reduced the Company's outstanding liability to such firm from $17,000 to $10,000. The remainder of such fees are to be paid in cash and have not been paid as of the date this report was filed.

     In March, 1996, the Company was notified that it would be required, to further increase its land reclamation bond. In an effort to comply with such requests, the Company posted an additional $48,000 increasing its land reclamation bond from $45,000 to $93,000. On or about March 28, 1996 at a hearing before the Mine Land Reclaimation Board ("MLRB") and the Department of Minerals and Geology ("DMG"), the Company received a temporary cease and desist order prohibiting it from conducting mining and/or milling operations at the Franklin Mine until such time as all of the violations cited by the DMG were satisfied. Crushing activities conducted at the Franklin Mill pursuant to the Durango Prospecting Permit in March were excluded from such order. Additionally, the MLRB determined that the Company's reclamation bond should be increased to approximately $252,000 on or before April 5, 1996. The Company was able to post the required bond with the DMG in May of 1996 and received verbal assurances from such agency that all of the violations at the Franklin Mine have been remedied and the Cease and Desist is no longer in effect. The DMG confirmed such assurances through official notification thereof in June, 1996.

     As set forth in the Hayden/Kennec Leases, the Company is required to pay all real property taxes assessed to the properties covered by such leasehold agreement. As of the date hereof, the real estate taxes presently due and owing are approximately $44,000 for the years ended 1993, 1994 and 1995. Moreover, the taxes assessed for the year ended 1993 and 1994 in the amount of approximately $24,000 have been sold at auction to a third party. The Company has been informed by the requisite taxing authorities that it must pay the 1993 and 1994 amounts on or before August 1997 to avoid being subject to enforcement proceedings to collect such obligations. No partial payments are accepted with respect to the 1993 and 1994 tax liabilities. The Company is hopeful that it will be able to pay such taxes out of the proceeds of any future monies raised and is hopeful that future tax obligations of the Company can be satisfied out of the Company's operations.

     On June 5, 1996 the Company entered into a non-binding letter of intent (the "Letter of Intent") with Gems & Minerals Corp., the Company's joint venture partner ("Gems"), to acquire certain assets of Gems in exchange for stock equal to approximately 67%, which together with the approximately 18% of the Company held by Gems at that time would have equaled approximately 85% of the outstanding shares of the Company. The assets which were to be acquired by the Company included (i) Gems' 82.5% interest in the Zeus Joint Venture (of which the Company presently retains 17.5%), (ii) the portion of the Hayden/Kennec Leases previously purchased by Gems from Audrey Hayden which relates to properties comprising the Franklin Mines, (iii) the Rugg/Mogul Mine Leases relating to the properties comprising the Mogul Mine and (iv) the Gold Hill Mill, a fully permitted milling facility owned by Colino Oro Molino, Inc. ("Com, Inc."), an affiliate of Gems and wholly owned subsidiary of Island Investment Corp., the parent company of Gems ("Island). The consummation of the transactions contemplated by the Letter of Intent were predicated upon the completion of customary due diligence, the obtaining or making of any other consents, filings, instruments or regulatory approvals necessary to consummate the transaction, the execution of definitive agreements on or before June 16, 1996, the approval of Franklin stockholders of an increase in capitalization of the Company and the approval of the stockholders of Gems, and each of the parties's respective boards of directors of the transactions on or before September 3, 1996.

     After conducting preliminary due diligence, it was determined by both Gems and the Company that it would not be in the best interest of either party to pursue the transactions outlined in the Letter of Intent at this time. Thus, the parties have mutually agreed not to proceed with such acquisition plans and allowed the Letter of Intent to expire. However, Gems has expressed to the Company its continued interest in the Company and its desire and intention to continue to explore alternative structures to lead to a combination of businesses. As of the date hereof, no specific agreements or proposals have been offered to the Company at this time.

     As an alternative to the acquisition structure outlined in the Letter of Intent and in an effort to further expedite the commencement of operations of the Company's mining business, the Company acquired the Gold Hill Mill, a permitted modern milling facility located in Boulder County, Colorado, from Com, Inc on July 3, 1996 for $2,500,000. The $2,500,000 consideration for the acquisition of the Gold Hill Mill was paid by the issuance of an interest only note of the Company payable to Com, Inc.( the "Gold Hill Note") bearing interest at a rate of 8% per annum. Interest payments on the Gold Hill Note are $50,000 payable on a quarterly basis and the Gold Hill Note is secured by a mortgage on the Gold Hill Mill property in favor of Com, Inc. The principal amount of the
Note is due on July 3, 1999.

     In an effort to reduce its outstanding obligation to Com, Inc. incurred in connection with the acquisition of the Gold Hill Mill, the Company commenced an offering pursuant to Regulation D under the Securities Act of 1933, as amended (the "Act"), to purchase certain assets form third parties in exchange for common stock of the Company. The assets consist of certain notes, mortgages and other obligations of Gems and/or its affiliates to such third parties. Upon the completion of the offering, the Company anticipates that it shall have purchased approximately $1,400,000 of assets through the issuance of approximately 8,900,000 shares of common stock. It is further anticipated that, upon the completion of the offering, the Company will further assign the assets to Com, Inc., and/or its assignees in exchange for a reduction in the principal amount of the Gold Hill Note by approximately $1,400,000. In addition, the Company has agreed to use its best efforts to file within 45 to 60 days from the date upon which this offering has been terminated, a registration statement with the Securities and Exchange Commission (the "Commission") with respect to such shares issued in the offering on such form as shall be available to the Company and shall use its best efforts to cause such registration statement to become effective not more than 90 days from the date of such initial filing.

     On July 8, 1996, the Joint Venture acquired the rights to certain agreements which would allow it to mill mine dump material located on fourteen mine dumps in the immediate vicinity of the Gold Hill Milling facility. The agreements provide Zeus Joint Venture the right to mill or process the dumps which the Company has been advised are estimated to contain an aggregate of approximately 590,000 tons of material grading 0.15 to 0.18 ounces of gold per ton of dump material. As of the date hereof, no milling has begun at either the Franklin Mill and/or Gold Hill Mill.

     In July, 1996, the Company commenced an offering of up to $1,250,000 of its common stock at a purchase price of $.125 per share. The offering is being placed by Stires & Company, a New York brokerage firm as placement agent for the Company (the "Placement Agent"). The Company has agreed to pay a commission to the Placement Agent equal to 5% of the gross proceeds of the offering and to issue a selling agent warrant which will, when exercised convert into 5% of the total amount of shares sold in the offering. It is anticipated that the net proceeds of the offering will be used to pay past interest due and owing on the Debentures, to satisfy delinquent real property taxes due on the Franklin Mining properties in the amount of approximately $18,000, and for use as working capital and the payment of professional fees. The Company has agreed to use its best efforts to file within 45 to 60 days from the date upon which this offering has been terminated, a registration statement with the Commission with respect to such shares issued in the offering on such form as shall be available to the Company and shall use its best efforts to cause such registration statement to become effective not more than 90 days from the date of such initial filing.

     The Company has also committed to contribute $250,000 of the net proceeds of this offering to fund a joint venture project with Zeus and Precious Metals Refining Corp. ("PMRC") of Towaco, New Jersey. The project contemplates the installation of a gold refining facility located in the Denver area which will utilize both conventional and innovative technologies to achieve efficient recoveries from gold ores and concentrates. It is anticipated that PMRC will supply the Joint Venture with rights to use the Haber Gold Process technology ("HGP"), a proprietary, low cost environmentally benign method for dissolving gold that has already demonstrated in independent testing the ability to extract substantially all of the gold in the type of concentrates produced from the Gold Hill Mill and the Mogul Mine (as hereinafter defined). It is anticipated that Dr. John Lee, Vice President and Technical Director of PMRC will supervise installation and start up of the HGP leach circuit and, in consideration for its commitment of $250,000 in funding, PMRC has agreed in principle to allow the Company, through the Zeus Joint Venture to further participate in future HGP projects developed by PMRC in the United States and Canada.

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

         A. Press Release of the Company, dated June 5, 1996.
         B. Mortgage Deed of Trust and Note, dated July 3, 1996
         C. Press Release of the Company, dated July 10, 1996.
         D. Press Release of the Company, dated July 11, 1996.

                          FRANKLIN CONSOLIDATED MINING
                                  COMPANY, INC.

                                    ROOM 500

                                76 BEAVER STREET

                          NEW YORK, NEW YORK 10005-3402


FOR IMMEDIATE RELEASE



     New York, New York -- June 5, 1996 -- Franklin Consolidated Mining Co., Inc., a Delaware corporation (NASDAQ Symbol FKCM) announced today that it has entered into a nonbinding letter of intent with Gems & Minerals Corp., a Nevada corporation and the Company's joint venture partner, to acquire certain assets of Gems in exchange for stock equal to approximately 67%, which together with approximately 18% presently held by Gems will equal approximately 85% of the outstanding shares of the Company. The assets to be acquired include Gems' 82.5% interest in the Zeus Joint Venture of which the Company presently retains 17.5%, the so-called "Hayden Leases" relating to the Franklin Mines, the so-called "Rugg/Mogul Mine Leases" relating to the Mogul Mine and the so-called "Gold Hill Mill", a fully permitted milling facility. The consummation of the transactions are predicated upon the completion of customary due diligence, the execution of definitive agreements, the approval of Franklin stockholders of an increase in capitalization of the Company and approval by the parties' respective shareholders and boards of directors of any other matters required by applicable law, or their respective certificate of incorporations and/or by-laws in order to consummate the transactions as contemplated hereby on or before September 3, 1996.

                          FRANKLIN CONSOLIDATED MINING

                                  COMPANY, INC.

                                    ROOM 500
                                76 BEAVER STREET
                          NEW YORK, NEW YORK 10005-3402


Contact:   J. Terry Anderson, Pres.
           212-344-2828

For Immediate Release

     New York, New York -- July 10, 1996 -- on July 3, 1996, Franklin Consolidated Mining Co., Inc. (FKCM-NASDAQ) acquired the Gold Hill Mill, a permitted modern milling facility located in Boulder County, Colorado from Colino Oro Molino, Inc. ("COM, Inc.") for $2,500,000 of consideration. COM, Inc. is an affiliate of Gems & Minerals Corp., the Company's joint venture partner, and Island Investment Corp., the parent company of both Gems and COM, Inc.

     The Gold Hill Mill is located within close proximity to the Franklin Mine and Mill as well as the Mogul Mining properties and will afford the Company the opportunity to expand its geographic reach into the Gold Hill Mining region. It is contemplated that milling will occur at the Gold Hill Mill and Franklin Mill at a combined initial rate of 200 tons per day. The Company anticipates that such capacity will be increased in the future upon the installation of additional equipment at the facilities.

     The Gold Hill Milling facility was originally part of the assets to be acquired by the Company in exchange for stock pursuant to the Non-Binding Letter of Intent entered into by the Company and Gems on June 5, 1996. The parties have mutually agreed not to proceed with the prior acquisition plans on the terms set forth in the Letter of Intent at this time and have allowed the Letter of Intent to expire. However, Gems has expressed to the Company its desire and intention to continue to explore alternative structures to lead to the combination of businesses, although there is no specific agreement or proposal at this time.

                          FRANKLIN CONSOLIDATED MINING

                                  COMPANY, INC.

                                    ROOM 500

                                76 BEAVER STREET

                          NEW YORK, NEW YORK 10005-3402


Contact:  J. Terry Anderson
          President

FOR IMMEDIATE RELEASE

     New  York,  New  York -- July  11,  1996 -- On July  8,  1996  Zeus  No.  I
Investments, a California general partnership formed by Franklin Consolidated Mining Co., Inc. (FKCM-NASDAQ) and Gems & Minerals Corp. acquired the rights to certain agreements which would allow Zeus to mill mine dump material located on fourteen mine dumps in the immediate vicinity of the Gold Hill Milling facility. The Gold Hill Mill was recently acquired by Franklin for $2,500,000 of consideration and it is anticipated that milling will occur at the Gold Hill Mill and Franklin Mill at a combined rate of 200 tons per day.

     The agreements provide Zeus the right to mill or process the dumps which the management of Franklin has been advised are estimated to contain an aggregate of approximately 590,000 tons of material grading 0.15 to 0.18 ounces of gold per ton (opt gold) of dump material.

     The dump material will be screened on site, separating the coarse barren and low grade fine material from that material to be milled. Franklin's management has been furnished an estimate that approximately 50% of the total dump material, or approximately 295,000 tons, will be milled at a grade of approximately 0.26 opt gold.

     Total operating costs are estimated by Franklin's management based upon information furnished to it to date at approximately $196 per ounces of gold recovered. Assuming a recovery rate of approximately 90%, the result would be an estimated 69,000 ounces of gold produced at a net value of $174 per ounce or $12,000,000, calculated at a $390 per ounce gold price with allowance for smelter charges.

     Recently, Franklin received notification from the Division of Mining and Geology that the Cease and Desist order lodged against the Franklin mining properties has been lifted and that the Company has been cleared of all violations previously cited.

                                 DEED OF TRUST
                           (Due on Transfer - Strict)

     THIS DEED OF TRUST is made this 3rd day of July, 1996 between Franklin Consolidated Mining Company, Inc. A Delaware Corporation ("Borrower"), whose address is 76 Beaver Street, Suite 500, New York, New York, 10005 and the Boulder County Public Trustee ("Trustee") for the benefit of Colino Oro Molino, Inc., a Washington Corpration ("Lender"), whose address is 9523 Sunshine Canyon Drive, Boulder, Colorado 80302.

Borrow and Lender covenant and agree as follows:

1. Property in Trust. Borrower, in consideration of the indebtedness herein recited and the trust herein created, hereby grants and conveys to Trustee in trust, with power of sale, the following described property located in the County of Boulder, State of Colorado.

SEE EXHIBIT A

which has the address of 9523 Sunshine Canyon Drive, Boulder, Colorado, 80302, together with all its appurtenances (the "Property").

2.  Note: Other Obligations Secured.  This Deed of Trust is given to secure to
    Lender:

     (a) The repayment of the indebtedness evidenced by Borrower's note (the "Note") dated July 3, 1996 in the principal sum of Two Milllion Five Hundred Thousand Dollars ($2,500,000.00), with interest on the unpaid principal balance from July 3, 1996 until paid at the rate of Eight percent (8%) per annum. Principal and interest shall be payable at 9523 Sunshine Canyon Drive, Boulder, Colorado, 80302, or such other place as Lender may designate, in Interest Only payments of Fifty Thousand Dollars ($50,00.00), due on the 3rd day of each quarter beginning October 3, 1996; such payments shall continue until the entire indebtedness evidenced by said Note is fully paid; provided, however, if not sooner paid, the entire principal amount outstanding and accrued interest thereon shall be due and payable on July 3, 1999;

and Borrower is to pay to Lender a late charge of Five percent (5%) of any payment not received by Lender within Fifteen (15) days after payment is due; and Borrower has the right to prepay the principal amount outstanding under said Note, in whole or in part, at any time without penalty.

(b) The payment of all other sums, with interest thereon at Eight percent (8%) per annum, disbursed by Lender in accordance with this Deed of Trust to protect the security of this Deed of Trust; and

(c) The performance of the covenants and agreements of Borrower herein contained.

     3. Title. Borrower covenants that Borrower owns and has the right to grant and convey the Property, and warrants title to the same, subject to general real estate taxes for the current year, easements of record or in existence, and recorded declarations, restrictions, reservations, and covenants, if any, as of this date, with no other exceptions.

     4. Payment of Principal and Interest. Borrower shall promptly pay when due the principal of and interest on the indebtedness evidenced by the Note and late charges as provided in the Note and shall perform all of Borrower's other covenants contained in the the Note.

     5. Applications of Payments. All payments received by Lender under the terms hereof shall be applied by Lender first in payment of amounts due pursuant to paragraph 23 (Escrow Funds for Taxes and Insurance), then to amounts disbursed by Lender pursuant to paragraph 9 (Protection of Lender's Security), and the balance in accordance with the terms and conditions of the Note.

     6. Prior Mortgages and Deeds of Trust; Charges; Liens. Borrower shall perform all of Borrower's obligations under any prior deed of trust and any other prior liens. Borrower shall pay all taxes, assessments and other charges, fines and impositions attributable to the Property which may have or attain a priority over this Deed of Trust, and leasehold payments or ground rents, if any, in the manner set out in paragraph 23 (Escrow Funds for taxes and Insurance) or, if not required to be paid in such manner, by Borrow making payment, when due directly to the payee thereof. Dispite the foregoing, Borrower shall not be required to make payments otherwise required by the paragraph if Borrower, after notice to Lender, shall in good faith contest such obligation by, or defend enforcement of such obligation in, legal proceedings which operate to prevent the enforcement of the obligation or forfeiture of the Property or any part thereof, only upon Borrower making all such contested payments and other payments as ordered by the court to the registry of the court in which such proceedings are file.

     (7) Property Insurance. Borrower shall keep the improvements now existing or hereafter erected on the Property insured against loss by fire or hazards included within the term "extended coverage" in an amount at least equal to the lesser of: (1) the insurable value of the Property of (2) an amount sufficient to pay the sums secured by this Deed of Trust as well as any prior encumbrances on the Property. All of the foregoing shall be known as "Property Insurance".

     The insurance carrier providing the insurance shall be qualified to write Property Insurance in Colorado and shall be chosen by Borrower subject to Lenders' right to reject the chosen carrier for reasonable cause. All insurance policies and renewals thereof shall include a standard mortgage clause in favor of Lender and shall provide that the insurance carrier shall notify Lender at least ten (10) days before cancellation, termination, or any material change of coverage. Insurance policies and renewals thereof.

     In the event of loss borrower shall give prompt notice to the insurance carrier and Lender. Lender may make proof of loss if not made promptly by Borrower.

     Insurance proceeds shall be applied to restoration or repaid of the Property damaged, provided such restoration or repair is economically feasible and the security of this Deed of Trust is not thereby impaired. If such restoration or repaid is not economically feasible or if the security of this Deed of Trust would be impaired, the insurance proceeds shall be applied to the sums secured by this Deed of Trust, with the excess, if any, paid to Borrower. If the Property is abandoned by Borrower or if Borrower fails to respond to Lender within thirty (30) days from the date notice is given in accordance with paragraph 16 (Notice) by Lender to Borrower that the insurance carrier offers to settle a claim for insurance benefits, Lender is authorized to collect and apply the insurance proceeds, at Lender's option, either to restoration or repair of the Property or to the sums secured by this Deed of Trust.

     Any such application of proceeds to principal shall not extend or postpone the due date of the installments referred to in paragraph 4 (Payment of Principal and Interest) and 23 (Escrow Funds for Taxes and Insurance) or change the amount of such installments. Notwithstanding anything herein to the contrary, if, under paragraph 18 (Acceleration; Foreclosure; Other Remedies), the Property is acquired by Lender, all right, title, and interest of Borrower in and to any insurance policies and in and to the proceeds thereof resulting from damage to the Property prior to the sale or acquisition shall pass to Lender to the extent of the sums secured by this Deed of Trust immediately prior to such sale or acquisition.

     All of the rights of Borrower and Lender hereunder with respect to insurance carrier, insurance policies, and insurance proceeds are subject to the rights of any holder of a prior deed of trust with respect to said insurance carriers, policies, and proceeds.

     8. Preservation and Maintenance of Property. Borrower shall keep the Property in good repair and shall not commit waste or permit impairment or deterioration of the Property and shall comply with the provisions of any lease if this Deed of Trust is on a leasehold. Borrower shall perform all of Borrower's obligations under any declarations, covenants, bylaws, rules, or other documents governing the use, ownership or occupancy of the Property.

     9. Protection of Lender's Security. Except when Borrower has exercised Borrower's rights under paragraph 6 above, if Borrower fails to perform the covenants and agreements contained in this Deed of Trust, or if a default occurs in a prior lien, or if any action or proceeding is commenced which materially affects Lender's interest in the Property, the Lender, at Lender's option, with notice to Borrower if required by law, may make such appearances, disburse such sum, and take such action as is necessary to protect Lender's interest including, but not limited to, disbursement of reasonable attorney's fees and entry upon the Property to make repairs. Borrower hereby assigns to Lender any right Borrower may have by reason of any prior encumbrance on the Property or by law or otherwise cure any default under said prior encumbrance.

     Any amounts disbursed by lender pursuant to this paragraph 9, with interest thereon, shall become additional indebtedness of Borrower secured by this Deed of Trust. Such amounts shall be payable upon notice from Lender to Borrower secured by this Deed of Trust. Such amounts shall be payable upon notice from Lender to Borrower requesting payment thereof, and Lender may bring suit to collect any amounts so disbursed plus interest specified in paragraph 2(b) (Note: Other Obligations Secured). Nothing contained in this paragraph 9 shall require Lender to incur any expense or take any action hereunder.

     10. Inspection. Lender may make or cause to be made reasonable entries upon and inspection of the Property, provided that Lender shall give Borrower notice prior to any such inspection specifying reasonable cause therefor related to Lender's interest in the Property.

     11. Condemnation. The proceeds of any award or claim for damages, direct or consequential, in connection with any condemnation or other taking of the Property or part thereof or for conveyance in lieu of condemnation are hereby assigned and shall be paid to Lender as herein provided. However, all of the rights of Borrower and Lender hereunder with respect to such proceeds are subject to the rights of any holder of a prior deed of trust.

     In the event of a total taking of Property, the proceeds shall be applied to the sums secured by this Deed of Trust with the excess, if any, paid to Borrower. In the event of a partial taking of the Property, the proceeds remaining after taking out any part of the award due any prior lien holder (net award) shall be divided between Lender and Borrower in the same ratio as the amount of the sums secured by this Deed of Trust immediately prior to the date of taking bears to Borrower's equity in the Property immediately prior to the date of taking. Borrower's equity in the Property means the fair market value of the Property less the amount of sums secured by both this Deed of Trust and all prior liens (except taxes) that are to receive any of the award, all at the value immediately prior to date of taking.

     If the Property is abandoned by Borrower or if, after notice by Lender to Borrower that the condemnor offers to make an award or settle a claim for damages, Borrower fails respond to Lender within thirty (30) days after the date such notice is given, Lender is authorized to collect and apply the proeeds, at Lender's option, either to restoration or repaid of the Property or to the sums secured by this Deed of Trust.

     Any such application of proceeds to principal shall not extend or postpone the due date of the installments referred to in paragraphs 4 (Payment of Principal and Interest) and 23 (Escrow Funds For Taxes and Insurance) nor change the amount of such installments.

     12. Borrower Not Released. Extension of the time for pahyment or modification of amortization of the sums secured by this Deed of Trust granted by Lender to any successor in interest of Borrower shall not operat to relase, in any manner, the liability of the original Borrower not Borrower's successors in interest from the original terms of this Deed of Trust. Lender shall not be required to commence proceedings against such successor, or refuse to extend time for payment, or otherwise modify amortization of the sums secured by this Deed of Turst by reason of any demand made by the original Borrower nor Borrower's successor in interest.

     13. Forbearance by lender Not A Waiver. Any forbearance by Lender in exercising any right or remedy hereunder, or otherwise afforded by law, shall not be a waiver or preclude the exercise of any such right or remedy.

     14. Remedies Cumulative. Each remedy provided in the Note and this Deed of Trust is distinct from and cumulative to all other rights or remedies under the Note and this Deed of Trust or afforded by law or equity, and may be exercised concurrently, independently or successively.

     15. Successors and Assigns Bound; Joint and Several Liability; Captions. The covenants and agreements herein contained shall bind, and the rights hereunder shall inure to the respective successors and assigns of Lender and Borrower, subject to the provisions of paragraph 24 (Transfer of the Property; Assumption). All covenants and agreements of Borrower shall be joint and several, the captions and headings of the paragraphs in this Deed of Trust are for convenience only and are not to be used to interpret or define the provisions hereof.

     16. Notice. Except for any notice required by law to be give in another manner, (a) any notice to Borrower provided for in this Deed of trust shall be in writing and shall be given and be effective upon (1) delivery to Borrower or
(2) mailing such notice by first-class U.S. mail addressed to Borrower at Borrower's address stated herein or at such other address as Borrower may designate by notice to Lender as provide herein, and (b) any notice to Lender shall be in writing and shall be given and be effective upon (1) delivery to Lender or (2) mailing such notice by first-class U.S. mail to Lender's address stated herein or to such other address as Lender may designate by notice to Borrower as provided herein. Any notice provided for in this Deed of Frust shall be deemed to have been given to Borrower or Lender when given in any manner designated herein.

     17. Governing Law; Severability. The Note and thi Deed of Trust shall be governed by the law of Colorado. In the event that any provision or clause of this Deed of Trust or the Note conflicts with the law, such conflict shall not affect other provisions of this Deed of Trust or the Note which can be given effect without the conflicting provision, and to this end the provisions of the Deed of Trust and Note are declared to be severable.

     18. Acceleration; Foreclosure; Other Remedies. Except as provided in paragraph 24 (Transfer of the Property; Assumption), upon Borrower's breach of any covenant or agreement of Borrower in this Deed of Trust or upon any default in a prior lien upon the Property (unless Borrower has exercised Borrower's rights under paragraph 6 above), at Lender's option, all of the sums secured by this Deed of Trust shall be immediately due and payable (Acceleration). To exercise this option, Lender may invoke the power of sale and any other remedies permitted by law. Lender shall be entitled to collect all reasonable costs and expenses incurred in pursuing the remedies provided in this Deed of Trust including, but not limited to, reasonable attorney's fees.

     If Lender invokes the power of sale, Lender shall give wirtten notice to Trustee of such election. Turstee shall give such notice to Borrower of Borrower's rights as is provided by law. Trustee shall record a copy of such notice as required by law. Trustee shall advertis the time and place of the sale of the Property for not less than four weeks in a newspaper of general circulation in each county in which the Property is situated, and shall mail copies of such notice of sale to Borrower and other persons as prescribed by law. After the lapse of such time as may be required by law, Trustee, without demand on Borrower, shall sell the Property at public action to the highest bidder for cash at the time and place (which may be on the Property or any part thereof as permitted by law) in one or more parcel as Trustee may think best and in such order as Trustee may determine. Lender or Lender's designee may purchase the Property at any sale. it shall not be obligatory upon the purchaser at any such sale to see the application of the purchase money.

     Trustee shall apply the proceeds of the sale in the following order: (a) to all reasonable costs and expenses of the sale including, but not limited to, reasonable Trustee's and attorney's fees and costs of title evidence; (b) to all sums secured by this Deed of Trust; and (c) the excess, if any, to the person or persons legally entitled thereto.

     19. Borrower's Right to Cure Default. Whenever foreclosue is commenced for nonpayment of any sums due hereunder, the owners of the Property or parties liable hereon shall be entitled to cure said defaults by paying all delinquent principal and interest payments due as of the date of cure, costs, expenses, late charges, attorney's fees, and other fees all in the manner provided by law. Upon such payment, this Deed of Trust and the obligations secured hereby shall remain in full force and effect as though no Acceleration had occurred, and the foreclosure proceedings shall be discontinued.

     20. Assignment of Rents; Appointment of Receiver; Lender in Possession. As additional security hereunder, Borrower hereby assings to Lender the rents of the Property; however, Borrower shal, prior to Acceleration under paragraph 18 (Acceleration; Foreclosure; Other Remedies) or abandonment of the Property, have the right to collect and retain such rents as they become due and payable.

     Lender or the holder of the Trustee's certificate of purchase shall be entitled to a receiver for the Property after Acceleration under paragraph 18 (Acceleration; Foreclosure; Other Remedies); and shall also be entitled during the time covered by foreclosure proceedings and the priod of redemtpion, if any; and shall be entitle thereto as a manner of right without regard to the solvency or insolvency of Borrower or of then then owner of the Property and without regard to the value thereof. Such receiver may be appointed by any Court of competent jurisdiction upon ex parte application and without notice-notice being hereby expressly wiaved.

     Upon Acceleration under paragraph 18 (Acceleration; Foreclosure; Other Remedies) or abandonment of the Property, Lender, in person, by agent, or by judicially-appointed receiver, shall be entitled to enter upon, take possession of, and manage the Property and to collect the rents of the Property including those past due. All rents collected by Lender of the receiver shall be applied first to payment of the costs of preservation and management of the Property, second to payments due upon prior liends, and then to the sums secured by this Deed of Trust. Lender and the receiver shall be liable to account only for those rents actually received.

     21. Release. Upon payment of all sums secured by this Deed of Trust, Lender shall cause Trustee to release this Deed of Trust and shall produce for Trustee the Note. Borrower shall pay all costs of recordation and shall pay the statutory Trustee's fees. if Lender shall not produce the note as aforesaid, then Lender, upon notice in accordance with paragraph 16 (Notice) from Borrower to Lender, shall obtain, at Lender's expense, and file any lost instrument bond required by Turstee or pay the costs thereof to effect the release of this Deed of Trust.

     22. Waiver of Exepmtions. Borrower hereby waives all right of homestead and any other exemption in the Property under state of federal law presently existing or hereafter enacted.

     23. Escrow Funds for Taxes and Insurance. This paragraph 23 is not applicable if Funds as defined are being paid pursuant to a prior encumbrance. Subject to applicable law, Borrower shall pay the Lender on each day instalments of principal and interst are payable under the Note until the Note is paid in full, a sum (herein referred to as "Funds") equal to N/A of yearly taxes and assesments which may attain priority over this Deed of Trust, plus N/A of yearly premium installments for Property Insurance, all as reasonable estimated initially and from time to time by Lender on the basis of assesments and bills and reasonable estimates thereof, taking into account any excess Funds not used or shortages.

     The principal of the Funds shall be held in a separate account by Lender in trust for the benefit of Borrower and deposited in an institution, the deposits or accounts of which are insured or guaranteed by a federal or state agency. Lender shall apply the funds to pay siad taxes, assesments, and insurance premiums. Lender may ot charge for so holding and applying the Funds, analyzing siad account, or verify and compiling said assesments and bills. Lender shall not be required to pay Borrower any inteest or carnings on the Funds. Lender shall give to Borrower, without charge, an annual accounting of the Funds showing credits and debits to the Funds and the purpose for which each debit to the Funds was made. the Funds are pledged as additional security for the sums secured by this Deed of Trust.

     If the amount of the Funds held by Lender shall not be sufficient to pay taxes, assesments, and insurance premiums as they fall due, Borrower shall pay to Lender any amund necessary to make up the deficiency within thirty (30) days from the date notice is given in accordance with paragraph 16 (Notice), by Lender to Borrower requesting payment thereof.

     Upon payment in full of all sums secured by this Deed of Trust, Lender shall simultaneously refund to Borrower any Funds held by Lender. If under paragraph 18 (Acceleration; Foreclosure; Other Remedies), the Property is sold or the Property is otherwise acquired by Lender, whichever occurs first, any Funds held by Lender at the time of application as a creidt against the sums secured by thid Deed of Trust.

     24. Transfer of the Property; Assumption. The following events shall be referred to herein as a "Transfer": (i) a transfer or conveyance to title (or any portion therof, legal or equitable) of the property (or any part therof or interest therein), (ii) the exectuion of a contract or agreement creating a right to title (or any portion thereof, legal or equitable) in the Property (or any part thereof or interest therein), (iii) or any agreement granting apossessory right in the Property (or any portion thereof), in excess of three
(3) years, (iv) a sale or transfer of, or the execution of a contract or agreement creating a right to acquire or receive, more than fifty percent (50%) of the controlling interest or more than fifty percent (50%) of the beneficial interest in Borrower, (v) the reorganization, liquidation, or dissolution of Borrower. Not to be included as a Transfer are (i) the creation of a lien or encumbrance subordinate to this Deed of Trust, (ii) the creation of a purchase money security interest for household appliances, or (iii) a transfer by devise, descent, or by operation of the law upon the death of a joint tenant. At the the election of Lender, in the event of each and every Transfer:

     (a) All sums secured by this Deed of Trust shall become immediately due and payable (Acceleration).

     (b) If a Transfer occurs and should Lender not exercise Lender's option pursuant to this paragraph 24 to Accelerate, Transferee shall be deemed to have assumed all of the obligations of Borrower under this Deed of Trust including all sums secured hereby whether or not the instrument evidencing such conveyance, contract, or grant expressly so provides. This covenant shall run with the Property and remain in full force and effect until said sums are paid in full. Lender may without notice to Borrower deal with Transferee in the same manner as with Borrower with reference to said sums including the payment or creidt to Transferee of undisbursed reserve Funds on payment in full of said sums, without in any way altering or disharging Borrower's liability hereunder for the obligations hereby secured.

     (c) Should Lender not elect to Accelerate upon the occurrence of such Transfer then, subject to (b) above, the mere fact of a lapse of time or the acceptance of payment subsequent to any such events, whether or not Lender had actual or constructive notice of such Transfer, shall not be deemed a waiver of Lender's right to make such election nor shall Lender be estopped therefrom by virtue thereof. The issuance on behalf of Lender of a routine statement showing the status of the loan, whether or not Lender had actual or constructive notice of such Transfer, shall not be a waive or estoppel of Lender's said rights.

     25. Borrower's Copy. Borrower acknowledges receipt of a copy of the Note and this Deed of Trust.



                              EXECUTED BY BORROWER

ATTEST:                               FRANKLIN CONSOLIDATED MINING COMPANY, INC.
                                      A DELAWARE CORPORATION


                                      /s/ J. Terry Anderson
                                      ----------------------------
ROBERT WALIGUNDA, SECRETARY           J. TERRY ANDERSON, PRESIDENT



State of California     )
                        )  ss.
County of San Francisco )

On July 3, 1996 before me, Blanche S Berger, Notary Public, personally appeared:

                               J. Terry Anderson

( )personally known to me; or ( X ) proved to me on the basis of satisfactory evidence to be the person(s) whose name(s) IS subscribed to the within instrument, and acknowledged to me that HE executed the same in HIS authorized capacity, and that by HIS signature on the instrument the person or entity upon behalf of which the person acted, executed the instrument.

WITNESS my hand and official seal.

/s/ Blanche S. Berger
- -------------------------
Blanche S. Berger, Notary

My Commission Expires: 7/21/99

                                   EXHIBIT A

                               LEGAL DESCRIPTION

                                   PARCEL A:

     THE OSCAR LODE MINING CLAIM (UNITED STATES MINERAL SURVEY NO. 17992 EMBRACKING APORTION OF SECTION 12, TOWNSHIP 1 NORTH, RANGE 72 WEST OF THE 6TH P.M. IN THE GOLD HILL MINING DISTRICT, IN THE COUNTY OF BOULDER, STATE OF COLORADO, EXPRESSLY EXCEPTING AND EXCLUDING ALL THAT PORTION OF THE GROUND EMBRACED IN THE FOLLOWING MINING CLAIMS OR SURVEY NOS.:

     WHITE CLOUD LODE CLAIM, SURVEY NO. 107; WYNONE LODE CLAIM, SURVEY NO. 112; TRUMBO LOKE CLAIME, SURVEY NO 589; HERCULES LOKE CLAIM, SURVEY NO. 5604; THRONDIKE LODE CLAIM AND LANSING LODE CLAIM, SURVEY NO. 5159A; HAZEL A. LODE CLAIM AND JOHN G. LODE CLAIM, SURVEY NO 15825; GOOD ENOUGH LODE CLAIM, SURVEY NO. 15838 AS EXCEPTED AND EXCLUDED IN PATENT RECORDED OCTOBER 20, 1910 IN BOOK 339 AT PAGE 70.

PARCEL B:

     THE GOOD ENOUGH LODE MINING CLAIM, (UNITED STATES MINERAL SURVEY NO. 15838) EMBRACING A PORTION OF SECTION 12, TOWNSHIP 1 NORTH, RANGE 72 WEST OF THE 6TH P.N., IN THE GOLD HILL MINING DISTRICT, IN THE COUNTY OF BOULDER, STATE OF COLORADO, EXPRESSLY EXCEPTING AND EXCLUDING ALL THAT PORTION OF THE GROUND EMBRACED IN THE FOLLOWING MINING CLAIMS OR SURVEY NOS.:

     EUGENE LODE CLAIM, SURVEY NO. 101; GOLDEN CROWN LODE CLAIM, SURVEY NO. 106; DICK CRAGG LODE CLAIM, SURVEY NO 5159A; HERCULES LODE CLAIM, SURVEY NO. 5604; THAT PORTION OF THE HAZEL A. LODE CLAIM, SURVEY NO. 15825 IN CONFLICT WITH SAID SURVEY NO. 5604; THOSE PORTIONS OF SAID JOHN G. LODE CLAIM, SURVEY NO. 15825 IN CONFLICT WITH SAID SURVEYS NOS. 101, 106, 5159A ABD 5404; THOSE PORTIONS OF SAID CY EATON LODE CLAIM, SURVEY NO. 15825 IN CONFLICT WITH SAID SURVEYS NOS. 106,
5159A AND 5604 AND THAT PORTION OF SAID FRANKLIN LODE CLAIM IN CONFLICT WITH SAID SRUVEY NO. 5159A AS EXCEPTED AND EXCLUDED IN PATENT RECORDED AUGUST 18, 1904 IN BOOK 237 AT PAGE 141.

CALIFORNIA ALL PURPOSE ACKNOWLEDGEMENT

State of California
County of San Francisco


On July 3, 1996 before me, Blanche S Berger, Notary Public, personally appeared:

                               J. Terry Anderson

( )personally known to me; or ( X ) proved to me on the basis of satisfactory evidence to be the person(s) whose name(s) IS subscribed to the within instrument, and acknowledged to me that HE executed the same in HIS authorized capacity, and that by HIS signature on the instrument the person or entity upon behalf of which the person acted, executed the instrument.

WITNESS my hand and official seal.

/s/ Blanche S. Berger
- -------------------------
Blanche S. Berger, Notary


Though the date below is not required by law, it may prove valuable to persons relying on the document and could prevent fraudulent reattachment of this form.

CAPACITY CLAIMED BY SINGER                 DESCRIPTION OF ATTACHED DOCUMENT

(  ) INVIDIDUAL
( X) CORPORATE OFFICER
       President                                      DEED OF TRUST
- --------------------------                 -----------------------------------
        TITLE                                   TITLE OR TYPE OF DOCUMENT

( ) PARTNER(S)    ( ) LIMITED
                  ( ) GENERAL                      9 + EXHIBIT PAGE
                                           -----------------------------------
                                                    NUMBER OF PAGES
( ) ATTORNEY-IN-FACT
( ) TRUSTEE(S)
( ) GUARDIAN/CONSERVATOR
( ) OTHER                                            JULY 3, 1996
                                           -----------------------------------
                                                   DATE OF DOCUMENT

SIGNER IS REPRESENTING:                                 NONE
NAME OF PERSONS OR ENTITIES:               -----------------------------------
                                             SIGNER(S) OTHER THAN NAMED ABOVE

                          MEMORANDUM OF UNDERSTANDING

     As of the date set forth hereafter Com, Inc. a Washington corporation has sold to Franklin Consolidated Mining Company, a Delaware corporation all of its rights, title and interest in the real and personal property attendant with Gold Hill Mill, a facility locate in Boulder County, Colorado. As of the date herewith the parties agree that Franklin, by way of its president, Terry
Anderson will execute a promissory note in favor of Com, Inc in the sum of $2,500,000 and a Deed of Trust to secure that sum of menye which will be recorded in the County of Boulder as soon as is practicable. Further, Com, Inc, by way of its president, Curt Bernhardt will execute a Warranty Deed in favor of Franklin which will be recorded in the County of Boulder as soon as is practicable. The parties further agree that it is beneficial to both parties to have the sale, made the subject of this memorandum, conclude at the earliest possible date. With the foregoing in mind the parties agree that it is their respective intentions that the sale should be considered consummated as of the date of this memorandum subject to various conditons precedent which will be he subject of review by legal and accounting counsel. An example of the conditions precedent for illustrative purposes only would include but not be limited to the following: (a) Disposition of an existing judgment lien against the property in the approximate sum of $6500; (b) Disposition of a promissory note and Deed of Trust against the property in the approximate principal sum of $300,000; (c) Com Inc's agreement to defend and indemnify against any action emanating from a Notice of Intent to File a Mechanis\cs Lien; (d) Disposition of the arrangement between Com Inc and Franklin as a result of Com Inc. arranging for third party financing which, inter alia, will result in an encumbrance and attendant recording of a security interest on the Gold Hill property; (e) the allocation of sales price between real and personal property and appropriate security mechanisms attendant theretop; and (f) the receipt by Franklin of acceptable title insurance.

Dated: July 3, 1996                    Franklin Consolidated Mining Co.
                                       A Delaware Corporation

                                      /s/ J. Terry Anderson
                                      --------------------------
                                      TERRY ANDERSON, President


                                      Con, Inc. a Washington Corporation

                                      /s/ Curtis Bernhardt
                                      ---------------------------
                                      CURTIS BERNHARDT, President

                                PROMISSORY NOTE
                                (Right to Cure)

U.S. $2,500,000                                       San Francisco, California
                                                      July 3, 1996

     1. FOR VALUE RECEIVED, The undersigned (Borrower) promise(s) to pay Colino Oro Molino, Inc, a Washington Corporation (Note Holder) or order the principal sum of Two Million Five Hundred Thousand U.S. Dollars ($2,500,000) with interest on the unpaid principal balance from July 3, 1995 until paid at the rate of Eight percent (8%) per annum. Principal and interest shall be payable at 9523 Sunshine Canyon Drive, Boulder Colorado, 80302 or such other place as the Note Holder may designate in interest only payments of Fifty Thousand Dolard (U.S. $50,000.00) due on the 3rd day of each quarter beginning October 3, 1996. Such payments shall contineu until the entire indebtedness evidenced by this Note is fully paid; provided, however, if not sooner paid, the entire amount outstanding accrued interest thereon, shall be due and payable on June 3, 1999.

     2. Borrower shall pay to the Note Holder a late charge of 5% of any payment not received by the Note Holder within 15 days after the payment is due.

     3. Payments received for application to this Note shall be applied first to the payment of late charges, if any, second to the payment of accrued interest specified above, and the balance applied in reduction of the principal amount hereof.

     4. If any payment required by this Note is not paid when due, the entire principal amount outstanding and accrued interest theron shall become due and payable at the option of the Note Holder (Acceleration) twenty days after notice of Acceleration has been give. This time period shall run concurrently with the right to cure, if any allowed by the Uniform Consumer Credit Code. Such notice of Acceleration shall specify the amount of the nonpayment plus any unpaid late charges and other costs, expenses and fees due under this Note. Until the expiration of said twenty-day period, the Borrower may cure all defaults consisting of a failure to make required payments by tendering the amounts of all unpaid sums due at the time of tender, without Acceleration, as specified by the Note Holder in such notice. Cure restores the Borrower to his rights under this Note as though defaults had not occurred. Any defaults unders is Note occurring within twelve months after the Note Holder has once given a notice of Acceleration, entitles Borrower to no right to cure, except as otherwise privided by law. The Note Holder shall be entitled to collect all reasonable costs and expense of collection and/or suite, including, but not limited to reasonable attorney's fees.

     5. Borrower may prepay the principal amount outstanding under this Note, in whole or in part, at anytime without penalty. Any partial prepayment shall be applied against the principal amount outstanding and shall not postpone the due date of any subsequent payment or change the amount of such payments.

     6. Borrower and all other makers, sureties, guarantors, and endorsers hereby waive presentment, notice of dishonor and protest, and they hereby agree to any extension of time of payment and partial payments before, at, or after maturity. This Note shall be the joint and several obligation of Borrower and all other makers, sureties, guarantors and endorsers, and their successors and assigns.

     7. Any notice to Borrower provided for in this Note shall be in writing and shall be given and be effective upon: (1) delivery to Borrower or (2) mailing such notice by first-class U.S. mail, addressed to Borrowers at the Borrower's address stated below, or to such other addess as Borrower may designate by notice to the Note Holder. Any notice to the Note Holder shall be in writing and shall be given and be effective upon: (a) delivery to Note Holder or (b) by mailing such notice by first-class U.S. mail, to the Note Holder at the address stated in the first paragraph of this Note, or to such other address as Note Holder may designate by notice to Borrower.

     8. The indebtedness evidenced by this Note is secured by a Deed of Trust dated July 3, 1996, and until released said Deed of Trust contains additional rights of the Note Holder. Such rights may cause Acceleration of the indebtedness evidenced by this Note. Reference is made to said Deed of Trust for such additional tersm. Said Deed of Trust grants rights in the property identified as follows:

Property Address:   9523 Sunshine Canyon Drive,
                    Boulder, Colorado  80302

                 (CAUTION: SIGN ORIGINAL NOTE ONLY;RETAIN COPY)


IF BORROWER IS CORPORATION

                                    Franklin Consolidated Mining Company, Inc.
                                    ------------------------------------------
 Attest:                             Name of Corporation


Robert Waligunda, Secretary         /s/ J. Terry Anderson
                                    ---------------------
                                     J. Terry Anderson, President

KEEP THIS NOTE IN A SAFE PLACE, THE ORIGINAL OF THIS NOTE MUST BE EXHIBITED TO THE PUBLIC TRUSTEE IN ORDER TO RELEASE A DEED OF TRUST SECURING THIS NOTE.

Recorded at ________ o'clock _____ M., ______________
Reception No. _____________________________ Recorder.

THIS DEED, Made this 3rd day of July, 1996 between
Colino Oro Molino, Inc.
a coporation duly organized and existing under and by virtue of the laws of the State of Washington of the first part and Franklin Consolidated Mining Co., Inc.
a corporation duly organized and existing under any by virtue of the laws of the state of Delaware of the second part; whose legal address is 76 Beaver Street, Suite 500, New York, New York 10005

     WITNESSETH, That the said part of the first par, for and in consideration of the sum of $1.200.000 ONE MILLION, TWO HUNDRED THOUSAND DOLLARS to the said party o the first part in hand paid by the said party of the second part, the receipt whereof is hereby confessed and acknowledged, hath granted, bargained, sold and conveyed, and by these presents does grant, bargain, sell, convey and confirm unto the said party of the second part, its successors and assigns forever, all the following described parcel of land, situate, lying and being the County of Boulder and State of Colorado, to-wit:

     See Exhibit A attached hereto also known as 9523 Sunshine Canyon Dr.
     Boulder, CO 80302

     TOGETHER, with all and singular the hereditaments and appurtenances thereunto belonging, or in anywise appertaining, and the reversion and reversions, remainder and remainders, rents, issues and profits thereof; and all the estate, right title, interest, claim and demand whatsoever of the said party of the first part either in law or equity, of, in and to the above bargained premises, with the hereditaments and appurtenances.

     TO HAVE AND TO HOLD the said premises above bargained and described, with the appurtenances unto the said party of the second part, its successors and assigns forever. And the said party of the first part, for itself, its successors and assigns, doth covenant, grant, bargain and agree to and with the said party of the second part, its successors and assigns, that at the time of the ensealing and delivery of these presents it is well seized of the premises above conveyed, as of good, sure, perfect, absolute and indefeasible estate of inheritance, in law, in fee simple, and hath good right, full power and lawful authority to grant, bargain, sell and convey the same in manner and form aforesaid, and that the same are free and clear from all forme and other grants,bargains, sales, leins, taxes, assessments andincumbrances of whatever kind or nature soever; subject to an existing recorded first deed of trust in favor of Denver East Machinery and the above bargained premises in the quiet and peaceable possession of the said party of the second part, its successors and assigns against all and every perso or persons lawfully claiming or to claim the whole or any part thereof, the said party of the first part shall and will WARRANT AND FOREVER DEFEND.

     IN WITNESS WHEREOF, The said party of the first part hath caused its corporate name to be hereunto subscribed by its president, and its corporate seal to be hereunto affixed, attested by its secretary, the day an year first above written.

Attest:


/s/ Curtis J. Bernhardt                 /s/ Curtis J. Bernhardt
- ------------------------------          ------------------------------
Curtis J. Bernhardt, Secretary          Curtis J. Bernhardt, President

                                   EXHIBIT A

                               LEGAL DESCRIPTION

                                   PARCEL A:

     THE OSCAR LODE MINING CLAIM (UNITED STATES MINERAL SURVEY NO. 17992 EMBRACKING APORTION OF SECTION 12, TOWNSHIP 1 NORTH, RANGE 72 WEST OF THE 6TH P.M. IN THE GOLD HILL MINING DISTRICT, IN THE COUNTY OF BOULDER, STATE OF COLORADO, EXPRESSLY EXCEPTING AND EXCLUDING ALL THAT PORTION OF THE GROUND EMBRACED IN THE FOLLOWING MINING CLAIMS OR SURVEY NOS.:

     WHITE CLOUD LODE CLAIM, SURVEY NO. 107; WYNONE LODE CLAIM, SURVEY NO. 112; TRUMBO LOKE CLAIME, SURVEY NO 589; HERCULES LOKE CLAIM, SURVEY NO. 5604; THRONDIKE LODE CLAIM AND LANSING LODE CLAIM, SURVEY NO. 5159A; HAZEL A. LODE CLAIM AND JOHN G. LODE CLAIM, SURVEY NO 15825; GOOD ENOUGH LODE CLAIM, SURVEY NO. 15838 AS EXCEPTED AND EXCLUDED IN PATENT RECORDED OCTOBER 20, 1910 IN BOOK 339 AT PAGE 70.

PARCEL B:

     THE GOOD ENOUGH LODE MINING CLAIM, (UNITED STATES MINERAL SURVEY NO. 15838) EMBRACING A PORTION OF SECTION 12, TOWNSHIP 1 NORTH, RANGE 72 WEST OF THE 6TH P.N., IN THE GOLD HILL MINING DISTRICT, IN THE COUNTY OF BOULDER, STATE OF COLORADO, EXPRESSLY EXCEPTING AND EXCLUDING ALL THAT PORTION OF THE GROUND EMBRACED IN THE FOLLOWING MINING CLAIMS OR SURVEY NOS.:

     EUGENE LODE CLAIM, SURVEY NO. 101; GOLDEN CROWN LODE CLAIM, SURVEY NO. 106; DICK CRAGG LODE CLAIM, SURVEY NO 5159A; HERCULES LODE CLAIM, SURVEY NO. 5604; THAT PORTION OF THE HAZEL A. LODE CLAIM, SURVEY NO. 15825 IN CONFLICT WITH SAID SURVEY NO. 5604; THOSE PORTIONS OF SAID JOHN G. LODE CLAIM, SURVEY NO. 15825 IN CONFLICT WITH SAID SURVEYS NOS. 101, 106, 5159A ABD 5404; THOSE PORTIONS OF SAID CY EATON LODE CLAIM, SURVEY NO. 15825 IN CONFLICT WITH SAID SURVEYS NOS. 106,
5159A AND 5604 AND THAT PORTION OF SAID FRANKLIN LODE CLAIM IN CONFLICT WITH SAID SRUVEY NO. 5159A AS EXCEPTED AND EXCLUDED IN PATENT RECORDED AUGUST 18, 1904 IN BOOK 237 AT PAGE 141.

CALIFORNIA ALL PURPOSE ACKNOWLEDGEMENT

State of California
County of San Francisco


On July 3, 1996 before me, Blanche S Berger, Notary Public, personally appeared:

                               J. Terry Anderson

( )personally known to me; or ( X ) proved to me on the basis of satisfactory evidence to be the person(s) whose name(s) IS subscribed to the within instrument, and acknowledged to me that HE executed the same in HIS authorized capacity, and that by HIS signature on the instrument the person or entity upon behalf of which the person acted, executed the instrument.

WITNESS my hand and official seal.

/s/ Blanche S. Berger
- -------------------------
Blanche S. Berger, Notary


Though the date below is not required by law, it may prove valuable to persons relying on the document and could prevent fraudulent reattachment of this form.

CAPACITY CLAIMED BY SINGER                 DESCRIPTION OF ATTACHED DOCUMENT

(  ) INVIDIDUAL
( X) CORPORATE OFFICER
       President                                      DEED OF TRUST
- --------------------------                 -----------------------------------
        TITLE                                   TITLE OR TYPE OF DOCUMENT

( ) PARTNER(S)    ( ) LIMITED
                  ( ) GENERAL                      9 + EXHIBIT PAGE
                                           -----------------------------------
                                                    NUMBER OF PAGES
( ) ATTORNEY-IN-FACT
( ) TRUSTEE(S)
( ) GUARDIAN/CONSERVATOR
( ) OTHER                                            JULY 3, 1996
                                           -----------------------------------
                                                   DATE OF DOCUMENT

SIGNER IS REPRESENTING:                                 NONE
NAME OF PERSONS OR ENTITIES:               -----------------------------------
                                             SIGNER(S) OTHER THAN NAMED ABOVE

                                    SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FRANKLIN CONSOLIDATED MINING CO, INC.




Date: August 27, 1996                       /s/ Robert J. Levin
                                            ---------------------------
                                            Robert J. Levin
                                            Vice President-Finance
                                            Principal Financial Officer