Form 10KSB/A
period 1995-12-31
FRANKLIN CONSOLIDATED MINING CO INC
filed 1996-09-20
CIK 215913

(AMENDED: Part I, Item 7 - Auditors Report)


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1

       [X] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                       OR
       [ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended 12/31/95                   Commission File No.  0-9416


                     FRANKLIN CONSOLIDATED MINING CO., INC.
                     --------------------------------------
                 (name of small business issuer in its charter)


                 Delaware                               13-2878202
                 --------                               ----------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)


                   76 Beaver Street, New York, New York 10005
                   ------------------------------------------
                    (Address of principal executive offices)

Issuers telephone number:  212-344-2828
Securities Registered under Section 12(b) of the Exchange Act: None Securities Registered under Section 12(g) of the Exchange Act: Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.   Yes X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.    $ 1,060.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days $12,974,174

                 DOCUMENTS INCORPORATED BY REFERENCE IN PART III

Proxy Statement furnished to Security holders of the Company in connection with the 1995 Annual Meeting of Shareholders of the Company, held November 30, 1995

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)





                          INDEX TO FINANCIAL STATEMENTS
                                    (Item 7)


                                                                            PAGE

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                  F-2/4

BALANCE SHEET
                                                                             F-5
    DECEMBER 31, 1995

STATEMENTS OF OPERATIONS
    YEARS ENDED  DECEMBER 31, 1995 AND 1994 AND
    PERIOD FROM  DECEMBER 1, 1976 (INCEPTION) TO
    DECEMBER 31, 1995                                                        F-6

STATEMENTS OF  STOCKHOLDERS' EQUITY
    YEARS ENDED  DECEMBER 31, 1995 AND 1994 AND
    PERIOD FROM  DECEMBER 1, 1976 (INCEPTION) TO
    DECEMBER 31, 1995                                                     F-7/13

STATEMENTS OF  CASH FLOWS
    YEARS ENDED  DECEMBER 31, 1995 AND 1994 AND
    PERIOD FROM  DECEMBER 1, 1976 (INCEPTION) TO
    DECEMBER 31, 1995                                                    F-14/15

NOTES TO FINANCIAL STATEMENTS                                            F-16/29

J. H. COHN & COMPANY
75 EISENHOWER PARKWAY                                          LAWRENCEVILLE, NJ
ROSELAND, NJ 07068-1697                                        NEW YORK, NY
(201) 228-3500                                                 ROSELAND, NJ
                                                               SAN DIEGO, CA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders  Franklin  Consolidated  Mining, Co.,
Inc.

We have audited the accompanying balance sheet of FRANKLIN CONSOLIDATED MINING CO., INC. (A Development Stage Enterprise) as of December 31, 1995, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1995 and for the period from December 1, 1976
(inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards Those standards require that we plan, and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Consolidated Mining Co. , Inc. as of December 31, 1995, and its results of operations and cash flows for the year ended December 31, 1995 and for the period from December 1, 1976 (inception) to December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 6, the Company has been notified by agencies of the State of Colorado that it must correct violations of certain environmental regulations and increase its land reclamation bond from $93,000 to $252,000 to maintain certain mining permits. As of April 10, 1996, the Company had not posted the required bond. In addition, management had not been able to determine what the ultimate costs of correcting the violations will be or what the ultimate effects, if any, will be on The Company's financial statements if the Company is not able to post the bond and take the appropriate corrective actions. No provision has been made in the accompanying financial statements for any liability or asset impairment that may result from this matter.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the financial statements, the Company is a development stage enterprise whose operations have generated recurring losses and cash flow deficiencies from its inception and a substantial working capital deficiency as of December 31, 1995. As a result, it is in default with respect to payments on its outstanding convertible debentures, delinquent with respect to the payment of real estate taxes, in need of financing in connection with the reclamation bond and the costs of eliminating the violations of environmental regulations described in the preceding paragraph and substantially dependent on its joint venture partner for financing. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                               /s/ J. H. Cohn & Company
                                               ------------------------
                                                J. H. COHN & COMPANY
Roseland, New Jersey
March 23, 1996, except for the
    environmental matters described
    in Note 6 as to which the date
    is April 10, 1996

                                                          5 North Village Avenue
                                                          Rockville Centre
                                                          New York 11570
                                                          (516) 536-0770
                                                          Fax: (516) 536-5753
Wolinetz,Gottlieb & Lafazan, P. C.
   Certified Public Accountants




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Franklin Consolidated Mining Co., Inc.
New York, New York


We have audited the accompanying statement of operations, stockholders' equity, and cash flows of Franklin Consolidated Mining Co., Inc. (A Development Stage Enterprise for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the results of operations and cash flows of Franklin Consolidated Mining Co., Inc. (A Development,Stage Enterprise) for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

                                         /s/  Wolinetz, Gottlieb & Lafazan, P.C.
                                         ---------------------------------------
                                         WOLINETZ, GOTTLIEB & LAFAZAN, P.C.

Rockville Centre, New York
March 8, 1995

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET
                                DECEMBER 31, 1995




                                     ASSETS

Current assets - cash                                                 $  118,176
Mining, milling and other property and equipment, net of
    accumulated depreciation and depletion of $1,715,194               3,848,114
Mining reclamation bonds                                                  45,000
                                                                          ------
           Total                                                       4,011,290
                                                                       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Convertible debentures                                            $  145,000
    Accounts payable and accrued expenses                                298,016
    Loans payable to joint venture partner                               313,688
                                                                       ---------
           Total current liabilities                                     756,704

Convertible notes                                                        200,000
Excess of equity in net losses of joint venture
    over investment                                                      120,270
                                                                       ---------
           Total liabilities                                           1,076,974
                                                                       ---------

Commitments and contingencies

Stockholders' equity:
    Common stock, par value $.Ol per share; 100,000,000
        shares authorized; 69,135,920 shares issued and
        outstanding                                                     691,359
    Additional paid-in capital                                       12,471,502
    Deficit accumulated in the development stage                    (10,228,545)
                                                                    -----------
           Total stockholders' equity                                 2,934,316
                                                                    -----------

           Total                                                      4,011,290
                                                                      =========


                       See Notes to Financial Statements.



                      FRANKLIN CONSOLIDATED MINING CO., Inc
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995




                                                                                                                   Cumulative
                                                                                                                      from
                                                                         1995                  1994                Inception
                                                                     -----------            ---------              ----------

Revenues:
    Sales                                                                                                         $   876,082
    Interest income                                                    $   1,060                $851                 538,536
    other income                                                                                                       75,000
                                                                     -----------            ---------              ----------
           Totals                                                          1,060                 851               1,489,618
                                                                     -----------            ---------              ----------

Expenses:
  Mine expenses                                                                                                     3,360,793
  Write-down of inventories                                                                                           223,049
  Depreciation, depletion and amortization                               122,143              121,855               1,910,543
  General and administrative expenses                                    227,287              151,062               4,297,731
  Interest                                                                92,434               67,861                 493,600
  Amortization of debt issuance expense                                                         6,843                 683,047
  Equity in net loss of joint venture                                     15,540               34,826                 120,270
  Loss on settlement of claims
      by joint venture partner                                           468,000                                      468,000
  Loss on settlement of litigation                                                                                    100,000
  Loss on investment in oil and gas wells                                                                              61,130
                                                                     -----------            ---------              ----------
         Totals                                                          925,404              382,447              11,718,163
                                                                     -----------            ---------              ----------

Net loss                                                             $ (924,344)            $(381,596)           $(10,228,545)
                                                                     ==========             =========            ============

Weighted average shares outstanding                                   49,035,351           48,556,123
                                                                      ==========           ==========

Net loss per common share                                                 $(.02)               $(.01)
                                                                           =====                =====


                       See Notes to Financial Statements.







                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995

                                                                                      Deficit
                                                                                    Accumulated
                                                                Additional            in the
                                                     Common       Paid-in           Development         Treasury
                                          Shares     Stock        Capital              Stage              Stock            Total
                                         --------- ---------     ---------           ---------          ---------        ---------

Issuance of common stock:
    Cash                                   155,000    $1,550       $41,550                                                $ 43,100
    Noncash - related
        parties in                         925,000     9,250                                                                 9,250
        in exchange
        for shares of
        Gold Developers
        and Producers, Inc.              1,095,000    10,950         6,484                                                  17,434

Net loss                                                                               (45,584)                            (45,584)
                                         --------- ---------     ---------           ---------          ---------        ---------
Balance, December 31, 1977               2,175,000    21,750        48,034             (45,584)                             24,200

Issuance of common stock:
    Pursuant to public
     offering, net of
     underwriting expenses
     of $11,026                            588,200     5,882       278,113                                                 283,995
    Cash                                   225,000     2,250       240,627                                                 242,877
    Noncash                                  5,000        50         4,950                                                  5, 000

Not loss                                                                               (66,495)                            (66,495)
                                         --------- ---------     ---------           ---------          ---------        ---------
Balance, December 31,1978                2,993,200    29,932       571,724            (112,079)                            489,577

Issuance of common stock:
    Cash                                   231,850     2,318       438,932                                                 441,250
    Noncash - related parties               40,000       400        59,600                                                  60,000
    Noncash - other                          6,675        67        13,283                                                  13,350

Net loss                                                                              (128,242)                           (128,242)
                                         --------- ---------     ---------           ---------          ---------        ---------
  Balance, December 31,1979              3,271,725    32,717     1,083,539            (240,321)                            875,935

  Issuance of common stock:
      Cash                                 289,750     2,898       837,102                                                840, 000
      Noncash                               59,500       595       118,405                                                 119,000

  Not loss                                                                            (219,021)                           (219,021)
                                         --------- ---------     ---------           ---------          ---------        ---------

  Balance, December 31,1980              3,620,975    36,210     2,039,046            (459,342)                          1,615,914








                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995


                                                                                   Deficit
                                                                                    Accumulated
                                                                Additional            in the
                                                     Common       Paid-in           Development         Treasury
                                          Shares     Stock        Capital              Stage              Stock            Total
                                         --------- ---------     ---------           ---------          ---------        ---------
Issuance of common stock:
    Cash                                   65,625       $656      $261,844                                                $262,500
                                         --------- ---------     ---------           ---------          ---------        ---------
Balance, pre-stock split                 3,686,600    36,866     2,300,890           $(459,342)                          1,878,414

Issuance of common stock:
    Pursuant to a four-for-one
      stock split                       11,059,800    110,598     (110,598)
    Cash                                   578,000      5,780      552,220                                                558,000
    Noncash                                104,000      1,040      102,960                                                104,000

Commission on sale
    of common stock                                                (57,300)                                               (57,300)

Net loss                                                                             (288,105)                           (288,105)
                                         --------- ---------     ---------           ---------          ---------        ---------
Balance, December
    31,1981                             15,428,400   154,284     2,788,172           (747,447)                          2,195,009

Issuance of common stock:
    Cash                                   861,006     8,610       755,516                                                764,126
    Noncash                                162,000     1,620       160,380                                                162,000

Commission on
    sale of common
    stock                                                          (56,075)                                               (56,075)

Net loss                                                                             (287,291)                           (287,291)
                                         --------- ---------     ---------           ---------          ---------        ---------
Balance, December, 31,1982              16,451,406   164,514     3,647,993         (1,034,738)                          2,777,769

Issuance of common stock:
    Cash                                 1,273,134    12,732     1,176,818                                              1,189,550
    Noncash                                 70,834       708        70,126                                                 70,834
    Exercise of stock
      options by:
        Related parties                    267,500     2,675       264,825                                                267,500
        Others                               4,000        40         3,960                                                  4,000

Commission on sale
    of common stock                                               (124,830)                                              (124,830)

Net loss                                                                              (749,166)                          (749,166)
                                         --------- ---------     ---------           ---------          ---------        ---------
Balance, December 31,1983               18,066,874   180,669     5,038,892          (1,783,904)                         3,435,657





                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                   AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION
                              TO DECEMBER 31, 1995


                                                                                  Deficit
                                                                                    Accumulated
                                                                Additional            in the
                                                     Common       Paid-in           Development         Treasury
                                          Shares     Stock        Capital              Stage              Stock            Total
                                         --------- ---------     ---------           ---------          ---------        ---------
Issuance of common stock:
    Cash                                 1,201,700   $12,017   $ 1,139,683                                             $1,151,700
    Noncash                                 27,500       275        27,225                                                 27,500
    Exercise of stock options
      by related parties                   200,000     2,000       198,000                                                200,000

Commission on sale
    of common stock                                                (90,950)                                               (90,950)

Not loss                                                                              (301,894)                          (301,894)
                                         --------- ---------     ---------           ---------          ---------        ---------
Balance, December
    31,1984                             19,496,074   194,961     6,312,850          (2,085,798)                          4,422,013

Issuance of Common stock:
    Cash                                   421,308     4,213       295,866                                                 300,079
    Noncash                                 10,000       100         7,400                                                   7,500
    Exercise of
        stock op-
        tions by:
        Related par-
           ties                            200,000     2,000       148,000                                                 150,000
        Others                               1,000        10           740                                                     750

Commission on sale
    of common stock                                                 (3,462)                                                 (3,462)

Net loss                                                                              (133,929)                           (133,929)
                                         --------- ---------     ---------           ---------          ---------        ---------
Balance, December
    31,1985                             20,128,382   201,284     6,761,394         (2,219,727)                          4,742,951

Issuance of common stock:
    Cash                                  569,000      5,690       294,810                                                 300,500
    Noncash - related parties             160,000      1,600        78,400                                                  80,000
    Noncash - others                      135,000      1,350        52,650                                                  54,000

Net loss                                                                              (227 788)                           (227,788)
                                         --------- ---------     ---------           ---------          ---------        ---------
  Balance, December 31,1986             20,992,382   209,924     7,187,254          (2,447,515)                          4,949,663






                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995



                                                                                  Deficit
                                                                                    Accumulated
                                                                Additional            in the
                                                     Common       Paid-in           Development         Treasury
                                          Shares     Stock        Capital              Stage              Stock            Total
                                         --------- ---------     ---------           ---------          ---------        ---------
Issuance of common stock:
    Cash                                 2,604,368  $ 26,044   $ 1,261,257                                              $1,287,301

Noncash - related parties                  202,000     2,020        68,880                                                  70,900
    Noncash - other                         37,500       375        36,875                                                  37,250

Commission on sale
    of common stock                                               (110,243)                                               (110,243)

Net loss                                                                            $(730,116)                            (730,116)
                                         --------- ---------     ---------           ---------          ---------        ---------
Balance, December 31, 1987              23,836,250   238,363     8,444,023         (3,177,631)                           5,504,755

Issuance of common stock
    - noncash - related
    parties                                200,000     2,000        48,000                                                  50,000

Net loss                                                                             (386,704)                            (386,704)

Purchase of 50,000 shares of
    treasury stock - at cost                                                                            $(12,500)          (12,500)
                                         --------- ---------     ---------           ---------          ---------        ---------
Balance, December 31, 1988              24,036,250   240,363     8,492,023          (3,564,335)          (12,500)        5,155,551

Issuance of common
    stock:
    Cash                                   678,000     6,780       103,720                                                 110,500
    Noncash - others                       283,666     2,836        31,030                                                  33,866
    Noncash - related parties              210,000     2,100        29,400                                                  31,500
    Private placement:
        Cash                             2,275,000    22,750                                                                22,750
        Debt issuance
           expense                                                 455,000                                                 455,000
    Conversion of debentures             1,050,000    10,500        94,500                                                 105,000
    Exercise of stock options              300,000     3,000        42,000                                                  45,000

Commission on sale
    of common stock                                                 (1,500)                                                 (1,500)







                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995


                                                                                  Deficit
                                                                                    Accumulated
                                                                Additional            in the
                                                     Common       Paid-in           Development         Treasury
                                          Shares     Stock        Capital              Stage              Stock            Total
                                         --------- ---------     ---------           ---------          ---------        ---------
Compensation re-
    sulting from
    stock options
    granted                                                       $39,000                                                  39,000

Net loss                                                                           $(1,279,804)                        (1,279,804)
                                         --------- ---------     ---------           ---------          ---------        ---------

Balance, December
    31,1989                             28,832,916   288,329     9,285,173          (4,844,139)          $(12,500)      4,716,863

Sale of Under-
    writer's stock
    warrants                                                           100                                                    100

Issuance of common
    stock:
    Cash                                   335,000     3,350        41,875                                                 45,225
    Noncash - others                        39,855       399         5,579                                                  5,978
    Conversion of
        debentures                         160,000     1,600        30,400                                                 32,000

Net loss                                                                           (1,171,962)                         (1,171,962)
                                         --------- ---------     ---------           ---------          ---------        ---------

Balance, December
    31,1990                             29,367,771   293,678     9,363,127         (6,016,101)            (12,500)       3,628,204

Issuance of common stock:
    Cash - others                        1,799,576    17,996        78,935                                                  96,931
    Cash - related parties               1,800,000    18,000        72,000                                                  90,000
    Noncash - others                     1,183,724    11,837        47,350                                                  59,187
    Conversion of debentures             3,731,000    37,310       588,690                                                 626,000
    Exercise of stock options              250,000     2,500        10,000                                                  12,500
    Conversion of notes payable            250,000     2,500        12,500                                                  15,000

  Net loss                                                                           (764,926)                            (764,926)
                                         --------- ---------     ---------           ---------          ---------        ---------

  Balance, December 31,1991             38,382,071   383,821    10,172,602       (6,781,027)             (12,500)        3,762,896

  issuance of common
      stock:
      Cash - others                      2,021,923    20,219       149,389                                                 169,608
      Cash - related parties               630,000     6,300        42,700                                                  49,000
      Noncash - others                   1,729,609    17,296       348,762                                                 366,058
      Noncash - related parties             12,120       121           485                                                     606





                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995


                                                                                  Deficit
                                                                                    Accumulated
                                                                Additional            in the
                                                     Common       Paid-in           Development         Treasury
                                          Shares     Stock        Capital              Stage              Stock            Total
                                         --------- ---------     ---------           ---------          ---------        ---------
    Noncash - exercise of
    options by related parties           2,050,000  $ 20,500       $82,000                                                $102,500
    Conversion of debentures               540,000     5,400       156,600                                                 162,000
    Commission on sale of common
        stock - related parties                                     (7,123)                                                 (7,123)

Net loss                                                                          $(1,343,959)                          (1,343,959)
                                         --------- ---------     ---------           ---------          ---------        ---------

Balance, December 31, 1992              45,365,723   453,657    10,945,415         (8,124,986)            (12,500)       3,261,586

Issuance of common stock:
    Cash - others                          873,400     8,734       125,230                                                 133,964
    Cash - related parties                 777,000     7,770        69,930                                                  77,700
    Noncash - others                       150,000     1,500        13,500                                                  15,000
    Noncash - settlement of litigation   1,000,000    10,000        90,000                                                 100,000
    Noncash - exercise of options by
      related parties                      200,000     2,000         8,000                                                  10,000
    Conversion of debentures               140,000     1,400        33,600                                                  35,000
    Conversion of loan                     100,000     1,000         9,000                                                  10,000

Net loss                                                                              (797,619)                           (797,619)
                                         --------- ---------     ---------           ---------          ---------        ---------

Balance, December 31, 1993              48,606,123   486,061    11,294,675          (8,922,605)           (12,500)       2,845,631

Retirement of treasury stock               (50,000)     (500)      (12,000)                                12,500

  Not loss                                                                            (381,596)                           (381,596)
                                         --------- ---------     ---------           ---------          ---------        ---------

  Balance, December 31, 1994            48,556,123   485,561    11,282,675          (9,304,201)                          2,464,035







                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  &ND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995


                                                                                  Deficit
                                                                                    Accumulated
                                                                Additional            in the
                                                     Common       Paid-in           Development         Treasury
                                          Shares     Stock        Capital              Stage              Stock            Total
                                         --------- ---------     ---------           ---------          ---------        ---------
Issuance of common stock:
    Settlement of claims by
        joint venture partner            6,000,000    60,000       408,000                                               468,000
    Repayments of loan from
        joint venture partner            3,200,000    32,000       217,600                                              249,600
    Repayments of long-term debt
        and accrued interest -
        related parties                  8,679,797    86,798       590,227                                              677,025
  Exchange of shares for
      profit participation
      interests                          2,700,000    27,000       (27,000)
  Net loss                                                                           $(924,344)                           (924,344)
                                         --------- ---------     ---------           ---------          ---------        ---------

    Balance, December 31, 1995          69,135,920  $691,359   $12,471,502        $(10,228,545)              -          $2,934,316
                                        ==========  ========   ===========        ============          =========        =========

                       See Notes to Financial Statements.




                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995

                                                                                                                    Cumulative
                                                                                                                       from
                                                                         1995                1994                  Inception
                                                                      ----------          ----------              -------------

Operating activities:
    Net loss                                                           $(924,344)          $(381,596)             $(10,228,545)
    Adjustments to reconcile net
        loss to net cash used in operating activities:
        Depreciation and depletion                                       122,143             121,855                 1,910,543
        Amortization of debt issuance expense                                                  6,843                   683,047
        Value of common stock issued for:
           Services                                                                                                    970,277
           Settlement of litigation                                                                                    100,000
           Settlement of claims by joint venture partner                 468,000                                       468,000
        Compensation resulting from stock options granted                                                              311,900
        Value of stock options granted for services                                                                    112,500
        Equity in net loss of joint venture                               15,540              34,826                   120,270
        Other                                                                                                           (7,123)
        Changes in operating assets and liabilities:
           Other current assets                                               71                 924
           Accounts payable and accrued expenses                         138,3O5              72,164                   461,749
                                                                      ----------          ----------                ----------
                  Net cash used in operating activities                 (180,285)           (144,984)               (5,097,392)
                                                                      ----------          ----------                ----------
Investing activities:
    Purchases and additions to mining,
        milling and other property and equipment                                                                    (5,035,354)
    Purchases of mining reclamation bonds                                                    (16,000)                  (45,000)
    Decrease in security deposits                                                              3,667
    Deferred mine development costs and other expenses                  (234,435)                                     (255,319)
                                                                      ----------          ----------                ----------
                  Net cash used in investing activities                 (234,435)            (12,333)               (5,335,673)
                                                                      ----------          ----------                ----------





                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995


                                                                                                                    Cumulative
                                                                                                                       from
                                                                         1995                1994                    Inception
                                                                      ----------          ----------                ----------
Financing activities:
    Issuances of common stock                                                                                      $ 8,460,657
    Issuance of Underwriter's stock
        warrants                                                                                                           100
    Commissions on sales of common
        stock                                                                                                         (381,660)
    Purchases of treasury stock                                                                                        (12,500)
    Payments of deferred under-
        writing costs                                                                                                  (63,814)
    Proceeds from exercise of
        stock options                                                                                                  306,300
    Issuance of convertible de-
        bentures and notes                                             $ 200,000                                     1,305,000
    Proceeds of loans from joint
        venture partner                                                  331,980               156,581                 526,288
    Payments of debt issuance
        expenses                                                                                                      (164,233)
    Proceeds of other notes and
        loans payable                                                                            6,000                 688,000
    Repayments of other notes and
        loans payable                                                                          (10,000)               (120,000)
    Proceeds of loans from affiliate                                                             3,475                  55,954
    Repayments of loans from affili-
        ate                                                                                                            (48,661)
           Net cash provided by financ-
               ing activities                                            531,980               156,056              10,551,231
                                                                        --------              --------                 -------
Increase (decrease) in cash                                              117,260                (1,261)                118,176

Cash, beginning of period                                                    916                 2,177                       -
                                                                        --------              --------                 -------
Cash, end of period                                                      118,176                  $916                 118,176
                                                                        ========              ========                 =======
Supplemental disclosure of cash flow data:
    Interest paid                                                         $4,441              $ 19,577                 298,868
                                                                        ========              ========                 =======


                       See Notes to Financial Statements.



                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 -  Organization and basis of presentation:
            Organization:

     Franklin Consolidated Mining Co. , Inc. (the "Company") which was originally incorporated on December 1, 1976 under the laws of the State of Delaware, is principally engaged in the exploration, development and mining of precious and nonferrous metals, including gold, silver, lead, copper and zinc. The company owns directly or has an indirect interest in a number of precious and:nonferrous metals properties.

     The Company holds the exclusive right to explore, develop, mine and extract all minerals located in 28 patented mining claims comprising approximately 322 acres, in which the Company holds 100% lease interests (the "Hayden/Kennec Leases") and 23 additional owned or leased mining properties (collectively, the "Franklin Mine") , all of which are located near Idaho Springs in Clear Creek County, Colorado. It also constructed a crushing and floatation mill which is located on the site of the Franklin Mine (the "Franklin ").

     During February 1993, the Company entered into a Joint Venture Agreement with Island Investment Corp. ("Island") , which at the time was an unaffiliated company, and formed Zeus No. 1 Investments (the "Joint Venture"), a California general partnership, for the purpose of developing the Franklin Mine and Mill. Among other things, the Zeus Joint Venture Agreement (i) required Island to provide both technical and financial support to the Joint Venture, (ii) required the Company to contribute to the Joint Venture the rights to the exclusive use of its assets (including its lease interests) related to the Franklin Mine and Mill and (iii) originally provided that after the return of any initial capital contributions and certain priority payments, Island and the Company would receive 50% of any partnership income until each party had received $15,000,000; thereafter Island and the Company would receive 73% and 27%, respectively, of any partnership income. In May 1993, Island assigned its interest in the Joint Venture to its 91%-owned subsidiary, Gems & Minerals Corp. ("Gems").

     Effective in August 1994, the Company and Island agreed to amend the Zeus Joint Venture Agreement to provide for, among other things, the waiver of priority payments and an adjustment to the distribution arrangement whereby 70% and 30% of the Joint Venture's income or loss (as defined) would be allocated to Gems and the Company, respectively. Effective in September 1995, the Company, Island and Gems agreed to further amend the Zeus Joint Venture Agreement to provide for, among other things, the allocation of 82.5% and 17.5% of the Joint Venture's income or loss (as defined) to Gems and the Company, respectively (see
Note 4)-

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES To FINANCIAL STATEMENTS

Note I - Organization and basis of presentation (continued):
         Organization (concluded):

     During 1993, operations at the mining properties consisted primarily of the efforts by the Joint Venture to develop and improve mineral recovery methodology, which were financed primarily by Island's cash capital contributions of approximately $430,000. During 1994, such operations consisted primarily of repair and remediation work to comply with environmental regulatory requirements, further site preparation, metallurgical analysis and the planning of an exploratory drilling program to further prove the Company's reserves. During 1995, such operations consisted primarily of a comprehensive core drilling and analysis program (the "Analysis Program").

     Although there are extensive shafts, tunnels and a mill in Place on the Franklin Mine site which management believes would support a 150 ton per day operation, the Joint Venture and the Company had not conducted any significant commercial mining operations and had not generated any significant revenues through December 31, 1995 and, therefore, the Company and the Joint Venture are still in the development stage. Although management of the Company expects the Joint Venture to commence some commercial mining and milling activities at the Franklin Mine during 1996, it does not anticipate that the Company will derive any significant revenues or cash flows from its 17.5% interest in such start-up operations during 1996.

     Basis of presentation:

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company is a development stage enterprise whose operations have generated recurring losses and cash flow deficiencies from its inception. As of December 31, 1995, it had an accumulated deficit of approximately $10,229,000 and a working capital deficiency of $639,000. As explained in Note 5, the Company was in default with respect to the payment of the principal of and the accrued interest on its outstanding convertible debentures which totaled $158,000 as of December 31, 1995. As explained in Note 6, the Company was delinquent with respect to the payment of $44,000 of real estate taxes as of December 31, 1995 and was subject to a regulatory order to increase its land reclamation bond by $159, 000 and complete the remediation of certain violations of environmental regulations as of April 10, 1996. The Company is substantially dependent on its Joint Venture partner for its short-term financing and the funding of the development of its principal mining and milling properties which were not operational as of December 31, 1995. Such matters raise substantial doubt about the Company's ability to continue as a going concern.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STA TEMENTS


Note - I Organization and basis of presentation (concluded):
     Basis of presentation (concluded):

     The Company's ability to continue as a going concern will depend, primarily, on whether it can obtain additional debt or equity financing from its Joint Venture partner or from other sources to fund its existing obligations and the additional obligations it will incur while its mining resources are being developed, the continued forbearance of the holders of its convertible debentures and, ultimately, the ability of the Joint Venture, in which it holds a 17.5% interest and to which it has committed substantially all of its resources, to conduct profitable mining and milling operations on a sustained basis. As also explained in Note 5, the Company did obtain approximately $200,000 from the private placement of convertible notes subsequent to December 31, 1995. Management of the Company does not believe that operations of the Joint Venture will generate any significant profits or cash flows for the Company during 1996. However, management believes, but cannot assure, that the Company's Joint Venture partner will continue to provide the remainder of the funds the Company will need to operate through December 31, 1996. Accordingly, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


Note 2 Summary of significant accounting policies:
     Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Mining, milling and other property and equipment:

     Mining, milling and other property and equipment is recorded at cost. Costs incurred to improve and develop mining and milling properties are capitalized. Mine development expenditures incurred substantially in advance of production are capitalized.

     Depletion of mining and milling improvements and mine development expenditures is computed using the units of production method based on probable reserves (there were no charges for depletion in 1995 and 1994 since the company's principal mining and milling facilities were not in operation) . Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the related assets.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                                         (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note 2  Summary of significant accounting policies (continued):
     Joint Venture:

     The Company accounts for its investment in the Joint Venture pursuant to the equity method. As a general partner in the Joint Venture, the Company would be A liable 'to creditor s and certain other parties for any obligations - the Joint Venture might ultimately be unable to satisfy. Accordingly, the Company records its equity in the net losses of the Joint Venture even though they exceed the Company's total investment.

     Revenue recognition:

     Revenues from sales of mineral concentrates will be recognized by the Company and the Joint Venture only upon receipt of final settlement funds from the smelter.

     Environmental remediation:

     Environmental remediation costs are accrued based on estimates of known environmental remediation exposures and, generally, charged to expense as incurred.

     Issuances of common stock:

     Noncash issuances of common stock in exchange for assets and services are recorded at their estimated fair market values.

     Income taxes:

     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which utilizes an asset and liability approach to financial accounting and reporting for income taxes. Under this approach, deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS



Note 2          Summary of significant accounting policies (concluded):

     Recent  pronouncements  affecting  accounting  standards:

     During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed at," and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation. "Statement No. 121 prescribes the method to be used in the evaluation of long-lived and certain identifiable intangible assets for impairment and the method to be used in accounting for any such impairment. Statement No. 123 requires certain disclosures related to the estimated fair value at the date of grant of certain equity instruments issued to employees. The Company has not determined the effects, if any, of these pronouncements which it will be required to implement during 1996.

Note 3 - Mining, milling and other property and equipment:

     Mining, milling and other property and equipment consisted of the following at December 31, 1995:

          Machinery and equipment                                    $1,219,220
          Mine and mill improvements                                  4,248,278
          Furniture and fixtures                                         11,714
          Automotive equipment                                           84,096
                                                                     ----------
                                                                      5,563,308

          Less accumulated depreciation and depletion                 1,715,194
                                                                     ----------
                              Total                                  $3,848,114
                                                                     ==========


  Note 4 - Status of the Zeus Joint Venture Agreement:

     The Zeus Joint Venture Agreement, as amended effective August 31, 1994, required (i) Gems to provide both technical and financial support to the Joint Venture; (ii) the Company to contribute to the Joint Venture the rights to the exclusive use of its lease interests and other assets related to the mining properties in Clear Creek County, Colorado; (iii) the potential transfer of the Company's assets to the Joint venture; (iv) the issuance to Gems of 6,000,000 common shares of the Company, subject to the authorization by the stockholders of the Company of a sufficient number of shares for such issuance and certain other conditions; and (v) the allocation of 70% and 30% of the Joint Venture's income or loss (as defined) to Gems and the Company, respectively.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS



Note 4 - Status of the Zeus Joint Venture Agreement (continued):

     During the latter part of 1994, the management of Gems informed the Board of Directors of the Company that prior to allocating substantial additional resources to the mining facilities owned by the Company (which the Joint Venture is responsible for developing) and the commencement of commercial mining operations, it wished to (i) more clearly define the relationships between the:parties to the Zeus Joint Venture Agreement, as amended effective August 31, 1993, and (ii) conduct the Analysis Program to ascertain the scope and extent of proven and probable reserves of mine ore containing economically recoverable minerals not previously identified or reported.

     Effective in December 1994, the Company, Island and Gems entered into a Binding Exchange Letter Agreement. Pursuant to such Binding Exchange Letter Agreement, Gems agreed that, upon consummation of a final agreement, it would transfer, in a tax free exchange, certain of its assets for approximately 270,000,000 newly issued common shares of the Company, together with certain demand and piggyback registration rights and anti-dilution rights. The assets that were to be exchanged by Gems included (i) Gems' 70% interest in the Joint Venture; (ii) the exclusive rights to the use of Gems proprietary processes, technologies and techniques; and (iii) property rights acquired by Gems pursuant to a November 1994 agreement in principle related to the Hayden lease (see Note
6).

     The Binding Exchange Letter Agreement further provided that if a definitive Exchange Agreement was not consummated and approval of the Company's stockholders was not obtained in a timely fashion, then the Company would be obligated to issue 6,000,000 shares to Gems or, if that were not possible, Pay Gems at least $1,500,000 as a priority payment.

     The Company was unable to obtain the approval of its stockholders in a timely fashion and Gems made certain claims for compensation under the Exchange Agreement. As a result, in September 1995, the Company, Island and Gems entered into an agreement (the "Settlement Agreement") whereby the parties acknowledged that the Exchange Agreement was not timely consummated due to the failure of the Company to obtain the approval of its stockholders for an increase in its authorized capital stock in a timely manner. In settlement of the parties' claims against the Company for such failure to perform, the Company agreed to issue 6,000,000 shares of its common stock to Gems or, in the alternative, to

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note 4 - Status of the Zeus Joint Venture Agreement (continued):

pay $1,500,000 as Upset compensation to Gems (the "Upset Fee"). The Company further agreed to use its best efforts to cause its stockholders to approve an increase in its authorized capital stock from 50,000,000 to 100,000,000 shares of common stock at an annual meeting of stockholders in November 1995 to enable the Company to issue the shares to Gems. In the event that the Company, after using .'its best efforts, was unable to obtain the requisite approval of its stockholders, Gems agreed to reduce the Upset Fee to $600,000. The parties further agreed to convert $249,600 of the total amount previously advanced to the Company by Gems to cover operating expenses into 3,200,000 additional shares of its common stock, subject to the approval of the Company's stockholders of the increase in its authorized capital stock referred to above. Finally, as further consideration for the settlement of their claims, Gems' interest in the Joint Venture was increased to 82.5% and the Company's interest was reduced to 17.5%. Gems was also given certain demand and piggyback registration rights with respect to shares to be issued under the Settlement Agreement.

     On November 30, 1995, the stockholders of the Company apProved the proposed increase in the authorized capital stock of the Company and, as required by the Settlement Agreement, in December 1995, the Company issued to Gems 3,200,000 shares of its common stock to reduce outstanding advances by $249,600 and 6,000,000 shares of its common stock as additional consideration for the settlement of claims by Gems. Based on an estimated fair market value of $.078 per share, the Company recognized a loss on settlement of claims by its Joint Venture partner of $468,000 for the issuance of the 6,000,000 shares to Gems.

     Based on information developed through the Analysis Program and previously available geological data and reports, the management of the Joint Venture believes that the application of the Company's proprietary technologies and processes should result in economically viable commercial mining operations at the Franklin Mine.

     Pursuant to the terms at the Zeus Joint Venture Agreement, Gems has provided advances to the Company of $563,288 since the inception of the agreement, including $331,980 and $156,581 in 1995 and 1994, respectively. As a result of the noncash transaction described above whereby the Company issued 3,200,000 shares of its common stock to Gems in December 1995 to reduce outstanding advances by $249,600, the balance of the loans payable Co the Company's Joint Venture partner totaled $313,688 at December 31, 1995. Such balance is noninterest bearing and without a specific due date. In addition, Gems has guaranteed the payment of the Company's Outstanding convertible promissory notes (see Note 5) . The Joint Venture is also a development stage company. The Company's investment in the Joint Venture as of December 31, 1995, and the Joint Venture's results of operations for the year then ended in relation to those of the Company, were not material.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note 5 - Convertible debt:

     The Company's convertible debt at December 31, 1995 consisted of the following:

            12.25% convertible debentures (a)                           $145,000
            15% convertible promissory notes (b)                         200,000
                                                                         -------

                           Total                                        $345,000
                                                                        ========

(a) As of December 31, 1995, the Company was in default with respect to the payment of the $145,000 principal balance of the debentures and $13,321 of accrued interest payable for the quarters subsequent to March 31, 1995. The Company sent notices to its debentureholders in December 1995 asking for their consent by February 15, 1996 to the further extension of the maturity date to December 31, 1996. It was also contemplated that conversion rights would also be extended at the previous rate of $.50 per share. The Company also agreed that it would make all interest payments due to such holders through December 31, 1995, prepay interest which will become due at the end of the first quarter of 1996 and set up a fund with the Trustee to secure the timely payment of the principal balance of the debentures on December 31, 1996. Only one holder of a $1,000 debenture rejected the Company's request.

     While it is the intention of management and the Company to comply with the terms of the agreements with the debentureholders, the Company has been unable to comply as a result of the liquidity and cash flow problems described in Note
1. As a result of its default and its continued failure to comply with the December 1995 agreements, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debentureholders seeking immediate repayment of principal plus interest and penalties. Management cannot assure that there will be funds available for the required payments or what the effects of any actions brought by or on behalf of the debentureholders will be.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS



Note 5 - Convertible debt (concluded) :

(b) In December 1995, the Company commenced an offering exempt from registration pursuant to Rule 505 of Regulation D of the 15% secured convertible promissory notes in the aggregate principal amount of $1,500,000. The Company terminated the offering on February 5, 1996 after selling convertible notes in the aggregate principal amount of $400,O00, of which $200,000 was outstanding at December 31, 1995 as shown above. Each convertible note will mature 18 months from the date of its issuance. The notes will be convertible into shares of the Company's common stock after April 1, 1996 at a conversion price based on 75% of the average market price of the Company's common stock (as defined) for a specified period prior to conversion. Noteholders have unlimited piggyback registration rights and, commencing one year after issuance and subject to certain conditions, will have demand registration rights with respect to the common stock underlying the convertible notes. The convertible notes are guaranteed by Gems and secured by Gems' profit interest in the Joint Venture.


Note 6 - Commitments and contingencies: Lease commitments:

     The Joint Venture was primarily formed to develop the mining properties pursuant to the Company's rights under the HaYden/Kennec Leases, and the future success of its operations is dependent on its ability to utilize and extend those lease rights and/or to otherwise acquire the rights to the use of such properties and the extraction of the related resources.

     The Company entered into the Hayden/Kennec Leases with the fee owners of 28 patented mining claims in Clear Creek County on November 12, 1976. Under the provisions of these leases, Franklin has the exclusive right to explore for, develop and mine and to extract any minerals found in the mines, lodes, veins and dumps located thereon. In addition, Franklin has certain water and mill operating rights.

     The initial terms of the Hayden/Kennec Leases were for 20 years at aggregate monthly rentals equal to the greater of $2,000 or 5% of realized proceeds from the sale of minerals derived from the leased property. In addition, the Company is required to pay all related property taxes and insurance. Rentals amounted to $24,000 in 1995 and were paid by the Joint Venture.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES To FINANCIAL STATEMENTS

Note 6 - Commitments and contingencies (continued):
     Lease commitments (concluded):

     The Hayden/Kennec Leases grant the Company the right to purchase the mineral rights to the leased property upon the payment of $1,250,000 less any previous rental payments.

     In the event that the Hayden/Kennec Leases are terminated, any leasehold or other improvements on the mining properties made by Gems, the Joint Venture or the Company become the property of the lessors without compensation to Gems, the Joint Venture or the Company. The Company has the right to assignment under the lease.

     As of December 31, 1995, the Company was delinquent in paying approximately $44,000 of the required taxes due (including interest) . Clear Creek County has filed liens on those taxes in arrears. Certain of these liens were sold under auction during October 1994 and the Company has three years from the date of sale to redeem them.

     To further secure the ability of the Joint Venture partners to exploit the Clear Creek County mining properties, Gems entered into an agreement on December 21, 1995 to purchase all of the right title and interest of Audry Hayden in and to all mining claims and properties located on the property which is subject to the Hayden/Kennec Lease as well as Hayden's interest under the Hayden Lease with the Company (the "Hayden Interests") for a purchase price of $75,000). In addition, Gems agreed to pay Hayden $5,000 representing payment in full of back payments due and owing to Hayden by the Company on the Hayden Lease and further agreed to Pay to Hayden $1,000 per month for a period of 12 months commencing on the date of the Purchase Agreement. on the date upon which the final $1,000 installment is due to Hayden, Gems will pay the remaining principal balance of the purchase price which will consist of $75,000 less the initial payment of $5,000 advanced for back payments on the Hayden Lease. The management of Gems has informed the Company that it believes that as a result of the acquisition of the Hayden Interests, the interest in the surface rights held by the Hayden Lease and the provisions of the Kennec Lease that permit the exploration and development of such properties by any method of mining, the Joint Venture will have adequate access to the minerals during the term of the Kennec Lease and on a continuing basis even if the Kennec Lease should expire and not be renewed by the Company.

     Legal proceedings:

     The Company is a party to various legal proceedings in the normal course of business. It is the opinion of management that these actions are routine in nature and their disposition will not have any material adverse effects on the Company's financial position or results of operations.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES To FINANCIAL STATEMENTS



Note 6 - Commitments and contingencies (continued):
     Environmental matters:

     During November 1993, the Company was notified by the State of Colorado Division of Minerals and Geology (the "DMG") that the Joint Venture had failed to file a plan in the form of a Technical Revision to address erosion, sedimentation and run-off matters at the Franklin mine in connection with continuation of the Company's state mining permit. As a result, the Company had to take certain remedial actions, increase its reclamation bond from $29,000 to $45,000 and pay a $5,000 fine during 1994.

     In August 1994, the Company received an informal notice from the DMG of an additional violation at the Franklin Mine related to water run-off matters. The Company attempted to rectify the violations cited by the DMG but was unable to do so in a timely manner because such corrections required performance of work outside the boundaries of its then current permit. The Company agreed that it would refrain from any mining or milling operations at the Franklin Mine until the DMG (i) amended the Company's permit to enable it to perform the required technical and remediation work and (ii) determined that all required work was completed.

     In February 1996, the DMG permitted the Company to commence crushing activity at the Franklin Mine pursuant to another prospecting permit. In March 1996, the Company was notified that it would be required to increase.its land reclamation bond by an amount that would be determined subsequently. In an effort to comply, the Company increased its reclamation bond from $45,000 to $93,000. On or about March 28, 1996, the Company received a temporary cease and desist order prohibiting it from conducting mining and milling operations at the Franklin Mine until such time as all of the violations cited by the DMG are corrected. However, management believes that the cease and desist order will have minimal effects on the prospecting and testing activities that are in process at the Franklin Mill since they are being conducted pursuant to a permit that is specifically excluded from such order. In addition, the Mined Land Reclamation Bureau of Colorado determined that the Company's reclamation bond should be further increased to approximately $252,000 by April 5, 1996.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Commitments and contingencies (concluded):
     Environmental matters (concluded):

     The Company had not posted the required bond as of April 10, 1996. In addition, management cannot determine what the ultimate costs will be of rectifying the violations cited by the DMG and complying with environmental regulations. In addition, management cannot assure that the Company will be able to obtain the funds necessary for the required increase in the reclamation bond and the additional expenditures for the required corrective actions, and it cannot determine what the effects, if any, will be on the Company's financial statements if such financing is not obtained and the corrective actions are not taken.


Note 7 -Income taxes:

     As of December 31, 1995, the Company had net operating loss carry forwards of approximately $9, 512, 000 available to reduce future Federal taxable income which, if not used, will expire at various dates through December 31, 2010. Due to changes in the ownership of the Company, the utilization of these loss carry forwards may be subject to substantial annual limitations.

     The Company has offset the deferred tax asset of $3,234,000 attributable to the potential benefits from such net operating loss carryforwards as of December 31, 1995 by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. There were no other material temporary differences as of that date.

     The expected Federal income tax benefit, computed based on the Company's pre-tax losses in 1995 and 1994 and the statutory Federal income tax rate, is reconciled to the actual tax benefit reflected in the accompanying financial statements as follows:

                                                     1995                1994
                                                   --------            --------
 Expected tax benefit at statutory rates           $314,000             $130,000

 Decrease resulting from valuation
    allowance for benefits from net
    operating loss carryforwards                   (314,000)           (130,000)

                                                   --------            --------

       Totals                                     $       -            $      -
                                                   ========            ========

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS



Note 8 - Stockholders' equity:

     Issuance of common stock to convert debt and other equity interests:

     In May 1992, the Company issued a series of promissory notes to related parties and others in the aggregate principal amount of $504,000 that bore interest at 3% above a specified prime rate. In addition, the holders of notes in the principal amount of $450,000 were entitled, under certain conditions, to a 1% interest in the profits (as defined) of the Company for each $50,000 of principal amount held and, accordingly, held total. profit participation interests of 9%. In July 1993, Gems was assigned notes in the principal amount of $200,000 and the related 4% profit participation interests.

     During 1995, the Company entered into agreements for the conversion of all of the notes, the accrued interest thereon and the profit participation interests whereby (i) the entire principal balance and the accrued interest payable at the respective dates of conversion which totaled $677,025 was converted at $.078 per share (the estimated fair market value of the unregistered shares) into a total of 8,679,797 shares of common stock and (ii) all of the profit participation interests were converted at the rate of 300,000 shares for each 1% profit participation interest held into a total of 2,700,000 shares of common stock. These conversions were noncash transactions and, accordingly. they are not reflected in the accompanying 1995 statement of cash flows.

     Common stock reserved for issuance:

     During 1995, the Company issued warrants for the purchase of 500,000 shares of common stock at an exercise price of $.0l per share as part of the consideration for services provided to the Company. In the opinion of management, the fair value of the warrants was not material and the Company did not recognize any expense related to such issuance.

     At December 31, 1995, shares of common stock were reserved for issuance upon exercise of outstanding debentures, notes and warrants as follows:

                Convertible debentures                                  290,000
                Convertible promissory notes (a)                      1,066,667
                Warrants                                                500,000
                                                                      ---------

                       Total                                          1,856,667
                                                                      =========

(a) Computed based on the fair market value of the company's common stock as of December 31, 1995 (see Note 5).