Form 10QSB
period 1996-09-30
FRANKLIN CONSOLIDATED MINING CO INC
filed 1996-11-21
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1996             Commission File No.  0-9416

                     FRANKLIN CONSOLIDATED MINING CO., INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                          #13-2879202
(State or other jurisdiction                                   (I.R.S. Employer
incorporation or organization)                               Identification No.)


76 Beaver Street, Suite 500, New York, New York               10005
(Address of Principal Executive Offices)                    (Zip Code)


Registrant's Telephone Number, Including Area code   (212) 344-2828

The Number of Shares Outstanding of Common Stock
$.01 Par Value, at September 30, 1996                        86,855,020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

Yes    ___X___      No    _______

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                                    September        December
                      ASSETS                          30, 1996       31, 1995
                                                   -----------      ---------
Current assets - cash ..........................   $      1,954    $    118,176
Mining, milling and other property and
    equipment, net of accumulated depre-
    ciation and depletion of $1,806,799
    and $1,715,194, respectively ...............      6,432,102       3,848,114
Mining reclamation bonds .......................        125,000          45,000
Investment .....................................        600,000
                                                   ------------    ------------
          Totals ...............................   $  7,159,056    $  4,011,290
                                                   ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Convertible debentures .....................   $    145,000    $    145,000
    Accounts payable and accrued expenses ......        467,246         298,016
Note and loans payable to
   joint venture partner .......................        604,782         313,688
Other Loan .....................................         20,000
                                                   ------------    ------------
          Total current liabilities ............   $  1,237,028         756,704
Note Payable ...................................      1,036,419
Convertible notes ..............................                        200,000
Excess of equity in net losses of joint
    venture over investment ....................        123,420         120,270
                                                   ------------    ------------
          Total liabilities ....................      2,396,867       1,076,974
                                                   ------------    ------------

Commitments and contingencies

Stockholders' equity:
    Common stock, par value $.01 per share;
        100,000,000 shares authorized;
        86,855,020 and 69,135,920 shares
        issued and outstanding .................        868,550         691,359
    Additional paid-in capital .................     14,731,232      12,471,502
    Deficit accumulated in the development
        stage ..................................    (10,837,593)    (10,228,545)
                                                   ------------    ------------
           Total stockholders' equity ..........      4,762,189       2,934,316
                                                   ------------    ------------

          Totals ...............................   $  7,159,056    $  4,011,290
                                                   ============    ============

                  See Notes to Condensed Financial Statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.

                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                          Nine Months                   Three Months              Cumulative
                                      Ended September 30,            Ended September 30,              from
                                     1996            1995            1996           1995           Inception
                                     ----            ----            ----           ----           ---------
Revenues:
    Sales ....................                                                                   $    876,082
    Interest income ..........   $        476    $        764    $        -0-    $        300         539,012
    Other income .............                                                                         75,000
                                 ------------    ------------    ------------    ------------    ------------
           Totals ............            476             764             -0-             300       1,490,094
                                 ------------    ------------    ------------    ------------    ------------

Expenses:
    Mine expenses ............                                                                      3,360,793
    Write-down of inventories                                                                         223,049
    Depreciation, depletion
        and amortization .....         91,605          91,608          30,535          30,536       2,002,148
    General and administrative
        expenses .............        434,570         214,574         157,030         118,724       4,732,301
    Interest expense .........         80,199          53,641          49,441          19,050         573,799
    Amortization of debt is-
        suance expense .......                                                                        683,047
    Equity in net loss of
        joint venture ........          3,150                           1,050                         123,420
    Loss on settlement of
        claims by joint
        venture partner ......                                                                        468,000
    Loss on settlement of
      litigation .............                                                                        100,000
    Loss on investment in
        oil and gas wells ....                                                                         61,130
                                 ------------    ------------    ------------    ------------    ------------
           Totals ............        609,524         359,823         238,056         168,310      12,327,687
                                 ------------    ------------    ------------    ------------    ------------

Net loss .....................   $ ( 609,048 )   $   (359,059)   $   (238,056)   $   (168,010)   $(10,837,593)
                                 ============    ============    ============    ============    ============
Weighted average shares
  outstanding ................     74,993,609      48,956,125      85,463,020      48,956,125
                                 ============    ============    ============    ============

Net loss per common share ....         $(.01)          $(.01)          $( - )          $( - )
                                                 ============    ============    ============

                  See Notes to Condensed Financial Statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                     Nine Months              Cumulative
                                                    Ended Sept. 30,               from
                                                  1996           1995          Inception
                                                  ----           ----          ---------
Operating activities:
    Net loss .............................   $   (609,048)   $   (359,059)   $(10,837,593)
    Adjustments to reconcile net loss
        to net cash used in operating
        activities:
        Depreciation and depletion .......         91,605          91,608       2,002,148
        Amortization of debt issuance
           expense .......................                                        683,047
        Value of common stock issued for:
           Debt Issuance Expense .........                         93,600
           Services ......................         75,000                       1,045,277
           Settlement of litigation ......                                        100,000
           Settlement of claims by joint
               venture partner ...........                                        468,000
        Compensation resulting from
           stock options granted .........                                        311,900
        Value of stock options granted
           for services ..................                                        112,500
        Equity in net loss of joint
           venture .......................          3,150                         123,420
        Other ............................                                         (7,123)
        Changes in operating assets
           and liabilities:
           Other current assets ..........                             71
           Accounts payable and accrued
               expenses ..................        194,970         (37,134)        656,719
                                             ------------    ------------    ------------
                  Net cash used in operat-
                    ing activities .......       (244,323)       (210,914)     (5,341,705)
                                             ------------    ------------    ------------

Investing activities:
    Purchases and additions to mining,
        milling and other property and
        equipment ........................       (175,593)                     (5,210,947)
    Purchases of mining reclamation
        bonds, net .......................        (80,000)                       (125,000)
    Deferred mine development costs
        and other expenses ...............                                       (255,319)
                                             ------------    ------------    ------------
                  Net cash used in invest-
                    ing activities .......       (255,593)                     (5,591,266)
                                             ------------    ------------    ------------

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                     Nine Months           Cumulative
                                                   Ended Sept. 30,            from
                                                 1996          1995         Inception
                                             -----------    -----------    -----------
Financing activities:
    Issuances of common stock ............   $   302,600                   $ 8,763,257
    Issuance of Underwriter's stock
        warrants .........................                                         100
    Commissions on sales of common
        stock ............................                                    (381,860)
    Purchases of treasury stock ..........                                     (12,500)
    Payments of deferred under-
        writing costs ....................                                     (63,814)
    Proceeds from exercise of
        stock options ....................                                     306,300
    Issuance of convertible
     debentures and notes ................       200,000                     1,505,000
    Proceeds of loans from joint
        venture partner ..................       258,100       $130,441        784,388
    Repayments of loans from joint
        venture partner ..................      (397,006)                     (397,006)
    Payments of debt issuance
        expenses .........................                                    (164,233)
    Proceeds of other notes and
        loans  payable ...................        20,000         80,000        708,000
    Repayments of other notes and
        loans  payable ...................                                    (120,000)
    Proceeds of loans from affiliate .....                                      55,954
    Repayments of loans from affili-
        ate ..............................                                     (48,661)
                                             -----------    -----------    -----------
           Net cash provided by financ-
               ing activities ............       383,694        210,441     10,934,925
                                             -----------    -----------    -----------

Increase (decrease) in cash ..............      (116,222)          (473)         1,954

Cash, beginning of period ................       118,176            916           --
                                             -----------    -----------    -----------

Cash, end of period ......................   $     1,954    $       443    $     1,954
                                             ===========    ===========    ===========


Supplemental disclosure of cash flow data:
    Interest paid $ ......................          --      $     4,441    $   298,868
                                             ===========    ===========    ===========

                  See Notes to Condensed Financial Statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1 - Unaudited interim financial statements:
               In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Franklin Consolidated Mining Co., Inc. (the "Company") as of September 30, 1996, and its results of operations and cash flows for the nine months and three months ended September 30, 1996 and 1995. Information included in the condensed balance sheet as of December 31, 1995 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (the "10-KSB") filed with the Securities and Exchange Commission. Certain terms used herein are defined in the 10-KSB. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

               The results of operations for the nine months and three months ended September 30, 1996 are not necessarily indicative of the results of operations for the full year ending December 31, 1996.


Note 2 - Basis of presentation:
               The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company is a development stage enterprise whose operations have generated recurring losses and cash flow deficiencies from its inception. As of September 30, 1996, it had an accumulated deficit of approximately $10,800,000 and a working capital deficiency of $1,235,000. As explained in Note 3, the Company was in default with respect to the payment of the principal of and the accrued interest on its outstanding convertible debentures which totaled $172,000 as of September 30, 1996. The Company was delinquent with respect to the payment of $44,000 of real estate taxes as of September 30, 1996. The Company is substantially dependent on Gems, its Joint Venture partner, for its short-term financing and the funding of the development of its principal mining and milling properties which were not operational as of September 30, 1996. Such matters raise substantial doubt about the Company's ability to continue as a going concern.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 2 - Basis of presentation (concluded):
               The Company's ability to continue as a going concern will depend, primarily, on whether it can obtain additional debt or equity financing from its Joint Venture partner or from other sources to fund its existing obligations and the additional obligations it will incur while its mining resources are being developed, the continued forbearance of the holders of its convertible debentures and, ultimately, the ability of the Joint Venture, in which it holds a 17.5% interest and to which it has committed substantially all of its resources, to conduct profitable mining and milling operations on a sustained basis. Management of the Company does not believe that operations of the Joint Venture will generate any significant profits or cash flows for the Company during the remainder of 1996. However, management believes, but cannot assure, that the Company's Joint Venture partner will continue to provide the remainder of the funds the Company will need to operate through September 30, 1997. Accordingly, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


Note 3 - Convertible debt:
               As of September 30, 1996, the Company was in default with respect to the payment of the $145,000 principal balance of its outstanding 12.25% convertible debentures and $26,643 of accrued interest thereon payable for the quarters subsequent to March 31, 1995. The Company sent notices to its debentureholders in December 1995 asking for their consent by February 15, 1996 to the further extension of the maturity date to December 31, 1996. It was also contemplated that conversion rights would also be extended at the previous rate of $.50 per share. The Company also agreed that it would make all interest payments due to such holders through December 31, 1995, prepay interest for the first quarter of 1996 and set up a fund with the Trustee to secure the timely payment of the principal balance of the debentures on December 31, 1996. Only one holder of a $1,000 debenture rejected the Company's request.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 - Convertible debt (concluded):
               While it is the intention of management and the Company to comply with the terms of the agreements with the debenture-holders, the Company has been unable to comply as a result of the liquidity and cash flow problems described in Note 1. As a result of its default and its continued failure to comply with the December 1995 agreements, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debentureholders seeking immediate repayment of principal plus interest and penalties. Management cannot assure that there will be funds available for the required payments or what the effects of any actions brought by or on behalf of the debentureholders will be.

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

               The notes became convertible into shares of the Company's common stock after April 1, 1996 at a conversion price based on 75% of the average market price of the Company's common stock (as defined) for a specified period prior to conversion. All of the notes were converted prior to September 30, 1996, and the Company issued 4,294,770 common shares upon conversion based on the total balance of principal and accrued interest outstanding of $418,740 and a conversion price of $.0975 per share.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 4 - Loans payable to Joint Venture partner:
               As explained in Note 4 in the 10-KSB, the balance of the loans payable by the Company to its Joint Venture partner pursuant to the terms of the Zeus Joint Venture Agreement totaled $313,688 at December 31, 1995. During the nine months ended September 30, 1996, the Company made net cash repayments of $308,906 thereby reducing the balance of the loans payable to $4,782. Such balance is noninterest bearing and without a specific due date. In addition, Gems has guaranteed the payment of the Company's outstanding convertible promissory notes (see Note 3).


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

               On April 24, 1996, the Company was able to obtain the $252,000 bond required by the MLRB from an independent bonding company in exchange for the deposit by the Company's Joint Venture partner of $125,000 in a trust account maintained for the benefit of the bonding company, guarantees from the Joint Venture partner and certain of its principals and the posting of a performance bond from an independent bonding company by one of the Joint Venture's contractors with respect to the completion of the technical and remedia-tion work required by the regulatory authorities. As a result, the cease and desist order was vacated on June 7, 1996 and the Company received refunds of approximately $93,000 during the second quarter of 1996 from the mining reclamation bonds it had posted.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 6 - Stockholders' equity: Issuances of common stock:
               In February 1996, the Company commenced an offering pursuant to Rule 505 of Regulation D of its common stock to accredited and unaccredited investors at a purchase price 15% below the market price of the common stock as quoted on NASDAQ at the close of business on the prior day in an effort to raise up to approximately $1,000,000. During the nine months ended September 30, 1996, the Company sold 953,411 shares of common stock for total cash proceeds of $202,600, or $.2125 per share, prior to the termination of the offering.

               During the nine months ended September 30, 1996, the Company also issued 4,294,770 shares of unregistered common stock upon the conversion of notes (see Note 3) and 56,000 shares of unregistered common stock in lieu of a cash payment for previously accrued liabilities of $7,000, which was equivalent to $.125 per share or approximately 50% of the fair market value of the shares at the time of issuance. These were noncash transactions and, accordingly, they were not reflected in the accompanying statement of cash flows for the nine months ended September 30, 1996.

               The holders of the 4,294,770 common shares issued upon the conversion of the notes have unlimited piggyback registration rights and, commencing one year after issuance and subject to certain conditions, will have the right to demand one registration with respect to the shares.

               During the third quarter ended September 30, 1996, the Company issued 1,160,000 shares of unregistered common stock in consideration for services rendered in the amount of $75,000. Additionally, in July 1996, the Company commenced an offering of its common stock pursuant to Rule 505 of Regulation D during which the selling agent, due to adverse market conditions, was only able to sell 800,000 shares at $.125 raising $100,000. The offering was on a best efforts basis and was terminated on September 15, 1996.

               Also, in July 1996, the Company commenced an offering to unaffiliated parties pursuant to Regulation D for the issuance of shares of common stock at the equivalent of $.15625 per share in exchange for certain notes, mortgages and other obligations. Upon completion of the offering, the Company purchased obligations of its affiliates having an aggregate principal balance of $1,463,581 through the issuance of 9,366,919 shares of common stock and then transferred the obligations of its affiliates so acquired to the seller of the Gold Hill property for an equivalent reduction in the principal balance of the mortgage note.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


           Common stock reserved for issuance:

               At September 30, 1996, shares of common stock were reserved for issuance upon exercise of outstanding debentures and warrants as follows:

                           Convertible debentures                       290,000
                           Warrants                                     500,000
                                                                        -------

                              Total                                     790,000
                                                                        =======


Note 7 - Acquisitions:
               On July 3, 1996, the Company acquired the Gold Hill Mill, a permitted milling facility located in Boulder County, Colorado, from Colina Oro Molina, Inc. ("COM Inc."), a wholly-owned subsidiary of Island which is the parent of Gems, the Compa-ny's Joint Venture partner. The cost of the acquisition totaled $2,500,000 which was paid through the issuance of a mortgage note requiring the payment of the entire principal balance on July 3, 1999 and the payment of interest, computed at an annual rate of 8%, on a quarterly basis. The mortgage note is secured by the milling facility.

               In September 1996, the Company acquired from Gems a 20% interest in Newmineco LLC, which was a newly formed Colorado Limited Liability Company. Newmineco owns the rights to the mining properties known as the Mogul Mines which consist of the Mogul Tunnel and the surrounding claims in the Spencer Mountain region. The purchase price was $600,000 evidenced by an interest only note bearing interest at 9.5% per annum. Payments of interest are payable quarterly and the principal is due June 30, 1997. The Company may, at its option, convert the principal and interest payments due under the note into the Company's common stock on or after January 1, 1997 at a conversion rate of $.078 per share. Additionally, the Company has acquired the right to receive the first $500,000 of profits distributed by Newmineco, but thereafter, will receive only that portion of such profits to which the Company would be entitled in respect of the aforesaid 20% ownership interest.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 8 - Financing: In July 1996, the Company
               commenced an offering to unaffiliated parties pursuant to Regulation D for the issuance of shares of common In July 1996, the Company commenced an offering to unaffiliated parties pursuant to Regulation D for the issuance of shares of common stock at the approximate equivalent of $.15625 per share in exchange for certain notes, mortgages and other obligations of Gems and/or other subsidiaries of Island. Management of the Company anticipates that upon the completion of the offering the Company shall have (i) purchased obligations of its affiliates with an aggregate principal balance of approximately $1,400,000 through the issuance of approximately 9,366,919 shares of common stock and (ii) transferred the obligations of its affiliates so acquired to COM Inc. for an equivalent reduction in the principal balance of the mortgage note.

               In July 1996, the Company commenced another offering to unaffiliated parties pursuant to Regulation D of up to 10,000,000 shares of its common stock at $.125 per share. The investment banking company acting as the placement and selling agent will receive a commission equal to 5% of the gross proceeds of the offering and a warrant for the purchase of 5% of the total number of shares sold in the offering. The warrant will be exercisable during the three year period from the date of the closing of the offering at $.125 per share, subject to anti-dilution adjustments. Management of the Company anticipates that the proceeds of the offering will be used (i) to pay all accrued interest on the Company's outstanding convertible debentures,
               (ii) to satisfy delinquent real property taxes, (iii) to pay accrued professional fees (iv) to pay for $250,000 of costs of assisting in the development and design of technologies for use in the Company's milling facilities and (v) for general working capital purposes. As of the date this report was filed, the Company had received gross proceeds of only $100,000 from the sale of 800,000 shares of common stock. Due to market conditions the offering was terminated on September 15, 1996.

               The Company has agreed to use its best efforts with respect to the completion of initial and effective filings of registration statements pursuant to the Act within specified periods for any common shares sold through the offerings described above.

                      Management's Discussion and Analysis
                         Liquidity and Capital Resources



     The Company had no active mining or milling operations during the nine months ended September 30, 1996 as a result, in part, of a cease and desist order issued in March 1996 by the Colorado Division of Minerals and Geology for permit violations that were not vacated until June 7, 1996.

     During 1995 and 1994, the Company financed its operations primarily through loans from Gems & Minerals Corp., its joint venture partner. During the nine months ended September 30, 1996, the Company raised $200,000 from the private placement of convertible notes in addition to another $200,000 raised in the fourth quarter of 1995. The Company also sold 953,411 shares of unregistered common stock for $202,600 and raised an additional $100,000 in July 1996 through another Regulation D offering. The Company used the cash obtained through the sale of the notes and the stock primarily to ( I ) partially finance its operating losses; (11) increase the net amount of mining reclamation bonds on deposit by $80,000 in order to get the cease and desist order vacated; and (111) reduce the net balance payable to Gems arising from previous operating loans by approximately $309,000 (the Company repaid $312,000 in the first quarter, borrowed $60,000 from Gems in the second quarter, and repaid %57,000 in the third quarter).

     During the second quarter of 1996, all of the notes issued in the fourth quarter of 1995 and the first quarter of 1996 as described in the preceding paragraph were converted, and the Company issued 4,294,770 common shares upon conversion based on the total balance of principal and accrued interest outstanding of $418,740 and a conversion price of $.0975 per share.

     On July 3, 1996, the Company acquired the Gold Hill Mill, a permitted modem milling facility located in Boulder County, Colorado from an affiliate of Gems for $2,500,000 through another noncash transaction, whereby it issued a mortgage note to the affiliate requiring the payment of the entire principal balance on July 3, 1999 and the payment of interest, at 8% per annum, on a quarterly basis. The mortgage note is secured by the milling facility.

     Also, in July 1996, the Company commenced an offering to unaffiliated parties pursuant to Regulation D for the issuance of shares of common stock at the approximate equivalent of $.15625 per share in exchange for certain notes, mortgages and other obligations of Gems and/or other subsidiaries of Island. Management of the Company anticipates that upon completion of the offering the Company shall have purchased obligations of its affiliates with an aggregate principal balance of approximately $1,400,000 through the issuance of 9,366,919 shares of common stock and then transferred the obligations of its affiliates so acquired to the seller of the Gold Hill property for an equivalent reduction in the principal balance of the mortgage note.

     Additionally, in July 1996, the Company commenced an offering of its common stock pursuant to Rule 505 of Regulation D during which the selling agent, due to adverse market conditions, was only able to sell 800,000 shares (of a $10,000,000 share offering) at $.125 raising $1 00,000. The offering was on a best efforts basis and was terminated on September 15, 1996.

     In September 1996, the Company acquired a 20% intrest in Newmineco from Gems for a purchase price of $60,000. Interest at 9.5% is payable quartly and the pricipal is due in full on June 30, 1997. Additionally, the Company has aquired the right to receive the first $500,000 of profits distributed by Newmineco, but thereafter, will receive only that portion of such profits which the Company would be entiled in respect of the aforesaid 20% ownership interest.


     The Company's current administrative costs are estimated to be approximately $30,000 per month. In addition to loans and advances from Gems, the Company expects positive cash flow from the Franklin's mine, Gold Hill and Newmineco operations in the first and second quarters of 1997.

                      Management's Discussion and Analysis
                              Results of Operations

     The Company had a net loss of $238,056 for the three months ended September 30, 1996 as compared to a net loss of $168,010 during the same period in 1995. This increase was primarily attributable to an increase in interest expense of approximately $30,000 and an increase in general and administrative expenses approximating $38,000.

     General and administrative expenses were $157,030 for the quarter ended September 30, 1996 as compared with $118,724 during the same period 'in 1995. Interest expense was $49,441 during the 1996 third quarter as compared to $19,050 in the same 1995 quarter. The increase in interest was due to interest incurred in connection with the acquisition of the Gold Hill property in July 1996.

     The Company had a net loss of $609,048 for the nine months ended September 30, 1996 as compared to a net loss of $359,059 during the same period in 1995. This net increase was primarily attributable to an increase in interest expense of approximately $26,500 and an increase in general and administrative expenses approximating $220,000, wich was mostly comprised of professional fees.

     General and administrative expenses were $434,570 for the mine months ended September 30, 1996 compared with $214,574 during the same period in 1995 due primarily to a substantial increase in professional fees in 1996. Interest expense was $80,199 during the nine months ended September 30, 1996 as compared to $53,641 during the same period in 1995.

     The Company's ability to continue operations through September 30, 1997 is predicated primarily on the terms of the joint venture agreement with Gems pursuant to which Gems has agreed to provide technical and financial support for the resumption of mining and milling operations at the Company's original Franklin mining and milling property and the Gold Hill and Newmineco acquisitions. Once the properties begin commercial operations, the Company will realize 17.5% of all net profits the Franklin Mine and the Gold Hill Mill generate pursuant to the joint venture agreement. Additionally, the Company will receive 17.5% of all income the joint venture will derive from certain contracts in which the Zeus Joint Venture has profit interests and the first $500,000 and 20% thereafter of all Newmineco income. Management is hopeful that profits and cash flow derived from these operations will be sufficient to fund its future operation; however, there can be no assurance that the Company will realize sufficient cash flows from the commercial operations of its properties during the 12 months ending September 30, 1997.

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

     On July 10, 1996, the Company entered into a Settlement Agreement with each of Leadville and Mr. Dieterle pursuant to which it was agreed that the Company would settle all claims of Leadville for $18,000 and the claims of Mr. Dieterle for $4,000. In consideration of such payments, Leadville and Mr. Dieterle agreed as soon as possible, to (i) discontinue each of the actions against the Company as well as withdraw any motions filed with respect thereto, (ii) remove any liens or other encumbrances which may have been filed against the assets of the Company and (iii) execute releases with respect to such claims. As of September 30, 1996, the Company has paid Mr. Dieterle $4,000 as payment in full for his personal claims and Leadville $9,000 of the $18,000 owed under the Settlement Agreement. The Company has been informed that the legal proceedings have been withdrawn and, as of September 30, 1996, the Company has not received any notice of lien being filed by either Mr. Dieterle or Leadville with respect to the Company's assets.

     On February 1, 1996, Island Investment Corp. ("Island"), parent company of Gems & Minerals Corp., the Company's joint venture partner ("Gems"), entered into a series of transactions with Thames Hartley ("Hartley"), the president of Durango Metals, Inc. ("Durango"), and Wayne Tatman, an employee, owner and/or agent or representative of Durango and Hartley and a representative of Consolidated Milling, Inc.("CMI"), pursuant to which Hartley and Tatman, on behalf of Durango, granted to Newmineco, LLC. ("LLC") the exclusive right to all ore mined from three leases for the mining rights to the mining properties known as the Mogul Mines (the "Mogul Mines") under which Durango was the lessee. The Mogul Mines consist of the Mogul Tunnel and the surrounding claims located in the Spencer Mountain region, a region which is well known as an historic gold resource.

     Specifically, LLC acquired an exclusive assignable contract right to receive and process, at cost, all of the ore produced from the Mogul Mine and a 10% profit interest in net smelter returns received from the ore mined from the Mogul Mine (the "Process/Profit Interest Contract"). In exchange for the Process/Profit Interest Contract, the LLC agreed to finance mining operations at the Mogul Mine, satisfy certain obligations owed by Durango to a third party and obtain the exclusive right to hire Durango to mine the Lincoln Mine, a mining property controlled by Hartley (the "Lincoln Mine") and Franklin Mines at cost plus 10%, subject to management and control of all mining/milling operations by the Company. The Process/Profit Interest Contract was thereafter to be assigned to the Zeus Joint Venture and the Company was to retain the exclusive right to mill and process all ore produced from Durango as well as all mines owned and/or controlled by each of the LLC and/or the Joint Venture.

     On or about March 1996 and as previously agreed, Island acquired the lease known as the Rugg Lease at the Mogul Mine from Charles R. Rugg and his daughter, Cindy McCollum (collectively the "Ruggs") through a Novation Agreement by which the predecessor lessee, Durango, Hartley and/or its representative Tatman, agreed to release their leasehold interest in the Rugg properties in exchange for the agreements of each of Island and the Ruggs to allow Island to become the lessee of the properties and to take over all of the rights and obligations of the parties under the original lease and for payment by Island of certain financial obligations owed by Durango, Hartley and/or Tatman to the Ruggs under the original lease. The Rugg Lease was then renegotiated and renewed with Ruggs and Island, solely, as lessee for a ten year period which lease is currently in effect and which was later assigned to Newmineco. In the spring of 1996, Island and Gems notified the Company that Hartley, Tatman and Durango had defaulted on their agreements with Island. As a result, Island terminated the agreements and its business relationship with Durango, Tatman and Hartley. Island thereafter assigned its interest in Newmineco to Gems.

     On September 26, 1996, the Company acquired a 20% interest in Newmineco from Gems for a purchase price of $600,000 evidenced by an interest only note bearing interest at 9.5% per annum. Payments of interest are to be made quarterly, the first payment being due on December 31, 1996. The principal amount of the note is due on June 30, 1997. The Company may, at its option, convert the principal and interest payments due under the note into the Company's Common Stock on or after January 1, 1997 at a conversion rate of .078 per share. Additionally, the Company has acquired the right to receive the first $500,000 of profits distributed by Newmineco, but thereafter, will receive only that portion of such profits which the Company would be entitled in respect of the aforesaid 20% ownership interest.

     Prior to the acquisition by the Company of its 20% profit interest, Durango and/or Hartley served a series of Notices of Intent to Lien properties owned or leased by each of Gems, Island and the Company, including the Company's newly acquired Gold Hill Mill. Thereafter, on or about October 15, 1996, Jane A. Wood and David C. Sutton, each the owner of propertied claims located on the properties comprising the Mogul Mines (the "Delaware Claim" and the "Bonanza Claims", respectively) and Durango, the purported lessee of such claims, commenced and action in District Court, Boulder County, Colorado, against the Ruggs, Island, Newmineco, the Company and any other unknown parties of interest to quiet title to each of the Delaware Claim and Bonanza Claims (hereinafter the "Disputed Claims"). The complaint further alleges that the defendants have removed ore mined from the Disputed Claims and that, as a result of trespass and conversion of certain equipment of Plaintiff Durango, plaintiffs have been further damaged in the amount of approximately $800,000. In addition to the actions for quiet title and for the adjudication of the ownership of the Disputed Claims, Plaintiffs requested damages for conversion of Plaintiff Durango's equipment, seeks a full accounting of the ore removed from the premises and request all other damages, costs and expenses, including attorney's fees incurred with respect to this dispute.

     The Company, as well as its co-defendants retained local Colorado counsel and intend to rigorously defend this action. In addition, on or about October 30, 1996, each of Com, Inc., the previous owner of the Gold Hill Mill, Gems, Island, the Company, Audrey I. Hayden and Dorothy Kennec (the owners of the properties covered by the Hayden/Kennec Leases) commenced an action against each of Durango, Hartley, CMI and Tatman in District Court, Boulder County Colorado claiming, among other things, that (i) all of the liens filed against the plaintiff's properties are without merit, null and void and should be removed from the public record, (ii) damages were incurred for the filing of excessive liens together with costs and expenses, including reasonable attorneys fees incurred in connection therewith, (iii) breach of contract with respect to the Newmineco venture agreements, (iv) damages were incurred for loss of business opportunities and interference in plaintiffs' contractual relationships and (v) defendants slandered plaintiffs' title to property causing them damages. As of the dates hereof, Defendants have not answered such complaint.


 Item 3. Defaults Upon Senior Securities

     As of September 30, 1996, the Company continues to be in default with respect to the payment of $145,000 principal amount of its 12 1/4% Convertible Debentures (the "Debentures") and accrued and unpaid interest as of September 30, 1996 in the amount of approximately $26,643. In December 1995, the Company notified its debenture holders that it would be unable to pay the outstanding principal and interest on December 31, 1995 as previously agreed and requested that such holders extend the maturity date of the Debentures to December 31, 1996. In exchange for such consents, the Company agreed to (i) bring all interest payments current through December 31, 1995 and prepay the interest payment due at the end of the first quarter of 1996, (ii) extend the conversion rights of such holders at the previous rate of $.50 per share through December 31, 1996 and (iii) establish a fund with the Trustee to secure the timely payment of the principal balance of the Debentures on December 31, 1996 (the "December 1995 Agreements"). Only one holder of $1,000 principal amount of debentures rejected the Company's proposal.

     While it remains the intention of management and the Company to comply with these agreements, the Company has been unable to meet its obligations to such holders as a result of unforeseen liquidity and cash flow shortages. As a result of its continued default and failure to comply with the December 1995 Agreements, the Company may be subject to legal proceedings by or on behalf of debenture holders seeking payment of principal and all interest as well as any penalties and other legal remedies the holders may claim they are entitled to receive under the law. There can be no assurance that the Company will have adequate funds available to make the payment s required under the December 1995 Agreements or that the commencement of legal proceedings will not have a material adverse effect on the Company.


Item 5.  Other Information

     As partial payment for services rendered, the Company issued an aggregate of 56,000 shares to partners of the Company's former independent auditors which issuance has reduced the Company's outstanding liability to such firm from $17,000 to $10,000. The remainder of such fees are to be paid in cash and have not been paid as of the date this report was filed.

     As set forth in the Hayden/Kennec Leases, the Company is required to pay all real property taxes assessed to the properties covered by such leasehold agreement. As of the date hereof, the real estate taxes presently due and owing are approximately $44,000 for the years ended 1993, 1994 and 1995. Moreover, the taxes assessed for the year ended 1993 and 1994 in the amount of approximately $24,000 have been sold at auction to a third party. The Company was informed by the requisite taxing authorities that it must pay the 1993 and 1994 amounts on or before August 1997 to avoid being subject to enforcement proceedings to collect such obligations. No partial payments are accepted with respect to the 1993 and 1994 tax liabilities. As of September 30, 1996. the Company has not paid any of the aforesaid taxes and, therefore, may be subject to enforcement proceedings for the collection of such taxes.

         On July 3, 1996, the Company acquired the Gold Hill Mill, a permitted modern milling facility located in Boulder County, Colorado, from Com, Inc., and affiliate of Gems & Minerals, Corp. for $2,500,000. The $2,500,000 consideration for the acquisition of the Gold Hill Mill was paid by the issuance of an interest only note of the Company payable to Com, Inc.( the "Gold Hill Note") bearing interest at a rate of 8% per annum. Interest payments on the Gold Hill Note are $50,000 payable on a quarterly basis and the Gold Hill Note is secured by a mortgage on the Gold Hill Mill property in favor of Com, Inc. The principal amount of the Note is due on July 3, 1999.

     In an effort to reduce its outstanding obligation to Com, Inc. incurred in connection with the acquisition of the Gold Hill Mill, the Company commenced an offering pursuant to Regulation D under the Securities Act of 1933, as amended ( the "Act"), to purchase certain assets form third parties in exchange for common stock of the Company. The assets consist of certain notes, mortgages and other obligations of Gems and/or its affiliates to such third parties. As a result of the offering, the Company was able to reduce the principal amount of the Gold Hill Note by approximately $1,400,000 through the issuance of approximately 9,366,919 shares of common stock. As part of the terms of the offering, the Company has agreed to use its best efforts to file within 45 to 60 days from the date upon which this offering has been terminated, a registration statement with the Securities and Exchange Commission (the "Commission") with respect to such shares issued in the offering on such form as shall be available to the Company and shall use its best efforts to cause such registration statement to become effective not more than 90 days from the date of such initial filing. On July 8, 1996, the Joint Venture acquired the rights to certain agreements which would allow it to mill and mine dump material located on fourteen mine dumps in the immediate vicinity of the Gold Hill Milling facility (the "Gold Hill Dumps"). The agreements provide Zeus Joint Venture the right to mill or process the dumps which the Company has been advised are estimated to contain an aggregate of approximately 590,000 tons of material grading 0.15 to 0.18 ounces of gold per ton of dump material. As of the date hereof, no milling has begun at either the Franklin Mill and/or Gold Hill Mill.

     As part of the agreements to mill and mine these dump materials, the lessor of the property which comprises the Gold Hill Dumps and Zeus agreed to perform certain sample testing of the dump material and ,upon the completion of such testing, Zeus would make a $30,000 payment to lessor. Although the parties have not yet acted on the terms of the Agreement within the prescribed time table set forth in the Agreement, the Company has been advised by Zeus that, to the best of its knowledge, no default or termination has been declared with respect to the Agreement and Zeus is hopeful that each of the parties will continue to work together under the terms of the Agreement with respect to the Gold Hill Dumps.

     In July, 1996, the Company commenced an offering of up to $1,250,000 of its common stock at a purchase price of $.125 per share. The offering was to be placed by Stires & Company, a New York brokerage firm, acting as placement agent for the Company (the "Placement Agent"). The Company agreed to pay a commission to the Placement Agent equal to 5% of the gross proceeds of the offering and to issue a selling agent warrant which will, when exercised convert into 5% of the total amount of shares sold in the offering. Moreover, the Company agreed to use its best efforts to file within 45 to 60 days from the date upon which this offering has been terminated, a registration statement with the Commission with respect to such shares issued in the offering on such form as shall be available to the Company and shall use its best efforts to cause such registration statement to become effective not more than 90 days from the date of such initial filing. Due to market conditions at the time of the offering, the Selling Agent was only able to sell 800,000 shares of Common Stock and raise $100,000 and thereafter the offering was terminated on September 15, 1996.

     On September 20, 1996, the Company acquired a 20% interest in Newmineco. For a more detailed description of the terms of such acquisition, see Item 3. Litigation.


Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

         A.       Newmineco Assignment of 20% Interest to the Company.
         B.       Newmineco $600,000 Note.
         C.       Press Release of the Company, dated September 30, 1996.

         b.  Reports of Form 8-K

             None.

212-344-2828

                          FRANKLIN CONSOLIDATED MINING

                                  COMPANY, INC.

                                    ROOM 500

                                76 BEAVER STREET

                          NEW YORK, NEW YORK 10005-3402



For Immediate Release

     New York, New York/Idaho Springs, Colorado - September 30, 1996 -On September 26, 1996 Franklin Consolidated Mining Co., Inc. (FKCM-NASDAQ) acquired from Gems & Minerals Corp., the Company's Joint venture partner, a 20% interest in Newmineco, LLC, a Colorado limited liability company for $600,000. In addition, Franklin has been given the right to receive the first $500,000 of net income from Newmineco operations by the participants in Newmineco, which are Gems and Newco, Inc., an affiliate of Gems.

     Newmineco owns the leases to the mining rights to the so called "Mogul Mine" which is comprised of the Mogul Tunnel and the surrounding claims located in the Spencer Mountain region, a historically rich gold mining area which is in the exploratory stage.

     Franklin has been advised by the management of Newmineco that it previously delivered gold ore extracted as part of its recent bulk testing program to ASARCO, which resulted in an average of approximately I ounce ore per ton out of an estimated 1.00 tons tested. The Company has been further advised that Newmineco is continuing its exploratory program in an effort to gather additional bulk data with respect to the Mogul Mine ore bodies with a view toward production. The Company will release such additional information as the same becomes available.

     The purchase price is payable by a Note bearing interest at 9% per annum and maturing on June 30, 1997.

                                    SIGNATURE





     In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FRANKLIN CONSOLIDATED MINING CO, INC.




Date: November 21, 1996             /s/ Robert J. Levin
                                    -------------------
                                    Robert J. Levin
                                    Vice President-Finance
                                    Principal Financial Officer