Form 10KSB
period 1996-12-31
FRANKLIN CONSOLIDATED MINING CO INC
filed 1997-05-05
CIK 215913

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended 12/31/96                  Commission File No.  0-9416

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                 (name of small business issuer in its charter)

       Delaware                                               13-2878202
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                   76 Beaver Street, New York, New York 10005
                    (Address of principal executive offices)

Issuers telephone number:                                       212-344-2828
Securities Registered under Section 12(b) of the Exchange Act:  None

Securities Registered under Section 12(g) of the Exchange Act:  Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 -KSB or any amendment to this Form 10 -KSB. [ ]

State issuer's revenues for its most recent fiscal year.      $2,351.00

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days
                                        $10,997,878

State the number of shares outstanding of each of issuers class of common equity, as of the latest practical date. 91,583,020 as of March 29, 1997

              DOCUMENTS INCORPORATED BY REFERENCE IN PART III - SIX

Prospectus, dated December 16, 1996, contained in the Registration Statement of the Company on Form SB-2 declared effective by the Securities and Exchange Commission on December 18, 1996. Transitional Small Business Disclosure Format (check one) Yes____ No X

                                     PART I

Item 1. Description of Business

General

     The Company, originally incorporated on December 1, 1976 under the laws of the State of Delaware, is engaged in the exploration, development and mining of precious and nonferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and nonferrous metal properties. The Company's principal mining properties are ( i) the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine and extract all minerals located in 28 patented mining claims (the "Franklin Mines"), (ii) the Franklin mill, a crushing and flotation mill which is located on the site of the Franklin Mines (the "Franklin Mill") and (iii) the Gold Hill Mill, a fully permitted modern facility located in Boulder County, Colorado (the "Gold Hill Mill"). The Company has also acquired an interest in the so-called Mogul Mine (the "Mogul Mine"), which consists of the Mogul Tunnel and the surrounding claims located in the Spencer Mountain region through its investment in Newmineco, LLC, a Colorado limited liability company ("Newmineco"). While none of its properties were operational in fiscal year 1996, the Company has made significant strides in rehabilitating certain of its mining properties and expanding its holdings through its relationship with its joint venture partner, Gems and Minerals Corp. a Nevada corporation ("Gems").

History and Development of the Company

     The claims which comprise the Franklin Mines are located on a site upon which placer gold was discovered above the ground at Idaho Springs, Colorado in 1859. The Franklin Mines vein system was discovered in 1865. Thereafter, mining commenced on the site in 1865 and continued on an almost uninterrupted basis through 1915 until the outbreak of World War I caused curtailment of mining operations in the area. The principal minerals extracted during this period were gold, silver, lead, copper and zinc. The Franklin Mines have not operated on a continuous or consistent commercial basis since 1915.

     On December 26, 1976, the Company acquired Gold Developers and Producers Incorporated, a Colorado corporation which, prior to the acquisition, leased 28 patented mining claims from Audrey and David Hayden and Dorothy Kennec pursuant to a mining lease and option to purchase, dated November 12, 1976 (hereinafter collectively referred to as the "Hayden/Kennec Leases"). In 1981, the Company commenced a rehabilitation program to extend and rehabilitate the shafts and tunnels in place at the Franklin Mines, install the Franklin Mill and search for and delineate a commercial ore body. The Company completed the Franklin Mill, which is capable of crushing, processing and concentrating approximately 150 tons of ore per 24 hour period, in 1983.

     In February, 1993, the Company entered into a joint venture arrangement with Island Investment Corp., a Nevada corporation ("Island"), pursuant to which the parties formed Zeus No. 1 Investments, a California general partnership (hereinafter referred to as "Zeus", the "Joint Venture" or the "Zeus Joint Venture"). The Zeus Joint Venture was formed to develop the Franklin Mines and related assets of the Company. The specific terms of the partnership were set forth in an agreement (the "Zeus Joint Venture Agreement") which, among other things, ( i) required Island to provide both technical and financial support to the Joint Venture, (ii) required the Company to contribute to the Joint Venture the rights to the exclusive use of its assets and leasehold interests related to the Franklin Mines and Franklin Mill and (iii) provided that after the return of any initial capital contributions and certain priority payments, Island and Franklin would receive 50% of any partnership income until each party had received $15,000,000; Island and the Company would receive 73% and 27%, respectively, of any partnership income thereafter. On November 12, 1992, Island formed Gems for the purpose of acquiring interests in and developing mineral resource properties and remained inactive until Island assigned its interest in the Zeus Joint Venture to Gems in May, 1993.

The Zeus Joint Venture Agreement

     In July, 1993, the Company and Island entered into a letter of intent (the "Letter of Intent") which anticipated the exchange of various assets of Island for 81% of the issued and outstanding shares of the Company. The transaction was subject to, among other things, the negotiation and consummation of a definitive acquisition agreement between the parties. A definitive agreement was not consummated and the Letter of Intent was terminated effective August 31, 1993.

     On August 31, 1994, the Company and Island agreed to amend the Zeus Joint Venture Agreement to provide for, among other things, the waiver of certain priority payments due to Island under prior agreements of the parties and an adjustment of the distribution arrangements of future income or loss of the Joint Venture to each of the Company and Gems. The Zeus Joint Venture Agreement, as amended, required (i) Gems to provide both technical and financial support to the Joint Venture; (ii) the Company to contribute to the Joint Venture the rights to the exclusive use of its leasehold interests and other assets related to the Franklin Mines and Franklin Mill; (iii) the potential transfer of the Company's assets to the Joint Venture under certain conditions; (iv) the issuance to Gems of 6,000,000 shares of common stock of the Company, subject to shareholders approval of a sufficient increase in the capitalization of the Company and certain other conditions; and (v) the allocation of 70% and 30% of the Joint Venture's income or loss to Gems and the Company, respectively.

     On or about December 31, 1994, Island, Gems and the Company entered into a Binding Exchange Letter Agreement (the "Exchange Agreement") pursuant to which Island and Gems would transfer to the Company, in a tax free exchange, a majority of their assets for approximately 270,000,000 newly issued shares of the Company. The shares would have certain demand and piggyback registration rights and anti-dilution rights. The Exchange Agreement further provided that if a definitive agreement setting forth the specific terms of the asset exchange was not consummated in a timely fashion, then the Company would be obligated to issue 6,000,000 shares to Gems or, if the Company was unable to issue such shares, pay Gems at least $1,500,000 as a priority payment (the "Upset Fee"). Any shares issued in accordance with these provisions would have demand and piggyback registration rights attached thereto. If the transactions contemplated by the Exchange Agreement were to have been consummated, it was anticipated that Gems would own approximately 85% of the issued and outstanding shares of common stock of the Company.

     In September 1995, the Company, Island and Gems entered into an agreement (the "Settlement Agreement") whereby the parties acknowledged that the transactions contemplated by the Exchange Agreement were not timely consummated. Pursuant to the terms of the Settlement Agreement, the Company agreed to cause 6,000,000 shares of its common stock to be issued to Gems or, in the alternative, to pay the Upset Fee. The Company further agreed to use its best efforts to cause its shareholders to approve an increase in its authorized capital from 50,000,000 to 100,000,000 its annual meeting of shareholders in November 1995 in order to, among other things, permit the issuance of the shares to Gems. In the event that the Company, after using its best efforts, was unable to obtain the requisite approval of its shareholders, Gems agreed to reduce the Upset Fee to $600,000. The parties further agreed to convert $249,600 intercompany advances into 3,200,000 additional shares of its common stock. Finally, as further consideration for settlement of their disputes, Gems interest in the joint venture was increased to 82.5% and the Company's interest reduced to 17.5%. Gems was also given certain demand and piggyback registration rights with respect to any shares issued under the Settlement Agreement. On November 30, 1995, the shareholders of the Company approved an increase in the Company's authorized capital stock and, in accordance with the Settlement Agreement, the Company issued to Gems an aggregate of 9,200,000 shares.

     In January, 1996, the Company and Gems executed an amendment to the Zeus Joint Venture Agreement whereby the parties (i) restated and clarified various amendments to the Zeus Joint Venture Agreement agreed to in prior agreements between the parties, (ii) agreed to further clarify the composition of the Board of Managers of Zeus, (iii) confirmed Gems as the Company's partner in the Joint Venture and (iv) restated the general purposes of the Joint Venture.

     On June 5, 1996 the Company entered into a non-binding letter of intent (the "June 5 Letter of Intent) with Gems to acquire certain assets of Gems in exchange for 67%, which of the Company together with the 18% then held by Gems would equal approximately 85% of the outstanding shares of the Company. The assets included Gems' 82.5% interest in the Zeus Joint Venture, the Hayden interest in the Hayden/Kennec Leases for which Gems contracted to acquire in December 1995, the Rugg/Mogul Lease relating to the Mogul Mine and the Gold Hill Mill. The consummation of the transactions were predicated upon the completion of customary due diligence, obtaining required consents, and/or regulatory approvals necessary to consummate the transaction, the execution of definitive agreements, the approval of Franklin stockholders of an increase in capitalization of the Company and the approval of the stockholders of Gems, and each of the parties's respective boards of directors of the transactions on or before September 3, 1996. After conducting preliminary due diligence, it was mutually determined by Gems and the Company that it would not be in the best interest of either parties to pursue the transactions set forth in the June 5 Letter of Intent.

     On July 15, 1996, Gems transferred 31.5% of its interest in the Zeus Joint Venture to Nuco Venture, Inc., a Delaware corporation and wholly owned subsidiary of Gems ("Nuco") in exchange for 500,000 shares of Nuco which constitutes 100% of the outstanding shares of Nuco. Gems and Nuco continue to act as the Company's joint venture partners. The Company anticipates that it will continue to rely upon its Joint Venture partners, specifically Gems, to provide the funding, technical data and personnel necessary to continue its business plan at its properties in Idaho Springs until such time as the Franklin Mines and/or Franklin Mill shall become operational.

Operations at the Company's Mining Properties

     Fiscal Year Ended 1994

     In 1994, Gems advised the Company that all work necessary to preserve the Company's 112D Mining Permit M83-083 (the "Franklin Permit") had been completed. The technical revisions and remedial work performed in 1994 were in response to the Colorado Division of Minerals and Geology ("DMG") requirements that Zeus address erosion, sedimentation and run-off matters arising from the upper pyritic tailings pond located at the Idaho Springs property. The tailings pond is the location where waste products from the Franklin Mill are to be deposited after the milling process is completed. During the latter part of 1994, Zeus continued its efforts toward conducting a comprehensive core drilling and analysis program (the "Analysis Program") to ascertain the scope and extent of proven and probable ore reserves containing economically recoverable minerals not previously identified or reported. In December 1994, the Company entered into a Standard Drilling Contract with American Mine Services, Inc. to commence a drilling program to prove additional ore reserves. As of December 31, 1994, Island reported to the Company that it had incurred expenditures of approximately $1,200,000, including approximately $781,000 in mine and mill improvements.

     Fiscal Year ended 1995

     The Analysis Program commenced in January, 1995 and was completed in early summer of that year. Based upon the reports generated from the Analysis Program and available geological data and reports, Gems advised the Company that the proven and probable reserves at the Franklin Mines previously reported by the Company were accurate. Gems further confirmed that the application of its proprietary technologies and processes should result in economically viable operations. Specifically, the Company confirmed, through the Analysis Program, proven ore reserves estimated at 166,698 tons having a grade of approximately
 .315 per ounce of gold and 6.740 per ounce of silver per ton computed in accordance with SX standards. Moreover, it was further determined that the dump
sites  at  the  Franklin  Mines  may  provide  an  additional   opportunity  for
production. The Company has been advised by consultants retained by Gems and/or Zeus that the Franklin dump sites are estimated to contain in excess of 100,000 tons of dump material with a grade estimated at .15 to .25 ounces per ton.

     In addition to the Analysis Program, Zeus continued to perform the remedial work and technical revisions commenced in 1994 addressing erosion, sedimentation, run-off matters and other items which the DMG required in connection with the Franklin Permit. As of December 31, 1995, Gems reported to the Company that it had incurred expenses of approximately $1,250,000, including approximately $781,000 attributable to mine and mill improvements through fiscal year 1995.

     Fiscal Year ended 1996

     (1)  Compliance  with DMG  regulations  at the Franklin  Mines and Franklin
          Mill.

     On or about January 9, 1996, the Company received a letter from the DMG outlining the status of the Franklin Permit to date. The DMG identified several areas in which it believed violations of the terms of the Franklin Permit may have existed. The major issues cited by the DMG in its January correspondence are outlined as follows:

     The Franklin Mill. On September 2, 1993, the DMG approved, subject to certain conditions, a revision to the Franklin Permit to change the processing method then currently in place at the Franklin Mill to a Carbon In Leach process. The conditions set forth by the DMG included submission of quarterly sampling and analyses to be performed in connection with the milling process. These sampling requirements were to remain in effect for the life of the Franklin Permit or until a subsequent change was agreed to by the DMG. As of January 9, 1996, the DMG stated that the Company had failed to submit such information to the DMG in accordance with such conditions and, therefore, it believed a possible violation existed regarding such matter.

     Tailings Disposal Area. As approved on September 26, 1983, the original mining plan of the Company called for tailings to be slurried to a lined tailings pond located adjacent to the Franklin Mill (the "Lined Tailings Pond"). The original mining plan also contemplated a system for draining residual tailings water from the tailings pond disposal area (the "Disposal Area") to minimize the infiltration of tailings water into groundwater in the area during run-off periods. According to the DMG, inspections conducted over the prior three years indicated that the condition of the Disposal Area at the Franklin Mines would not effectively minimize infiltration of tailings water into groundwater and that the system in place for draining residual tailings water from the Disposal Area to the Lined Tailings Pond was no longer functional. The DMG further claimed that acidic water had been observed during inspections to be seeping from the Lined Tailings Pond into nearby drainage during the spring run-off period. Therefore, the DMG required that action be taken at the site to prevent any further leakage into area drainage on or before January 10, 1996 to prevent a citation for possible permit violations. Moreover, the DMG required that the Company submit a revision to the Franklin Permit to include a plan for long term correction of this problem on or before March 8, 1996.

     Lower Tailings Pond. On or about August 13, 1988, the Company submitted Amendment application AM-001 to the DMG to amend its original mining plan to conduct custom milling and to dewater the tailings on the lower tailings pond which is located below the Lined Tailings Pond near the Franklin Mill (the
"Lower Pond"). The DMG, on April 4, 1989, agreed to approve this amendment application provided that the Company comply with certain conditions on or before April 11, 1989. The DMG stated that it had no record of the Company's response to such compliance request and demanded that such conditions be agreed to by the Company on or before January 31, 1996 or the amendment application would be denied.

     Additionally, on August 16, 1990, the DMG conducted an inspection of the Franklin Mines property and reported that the Lower Pond was actively being used for tailings disposal. The DMG considered this activity a possible violation of the Franklin Permit based on its review of its files. The DMG further stated that no tailings disposal would be allowed in the Lower Pond until the Company could demonstrate that an adequate groundwater monitoring program was put in place and that the groundwater quality for existing and potential future use would not be impacted by the use of the Lower Pond by the Company. Further, the DMG stated that any raises or enlargements of the area would require further revision of the Franklin Permit and approval by the DMG before such work could be commenced.

     Groundwater Monitoring Plan. In a technical revision to the Franklin Permit approved by the DMG on February 1, 1985, the Company committed to monitor upgradient and downgradient surface and groundwater at the Franklin Mines. Such approval was given on the condition that analyses of the surface and groundwater be submitted with each annual report of the Company. The groundwater monitoring plan was further revised in technical revisions to the Franklin Permit approved by the DMG on each of September 2, 1993 and March 14, 1994. The technical revision approved on September 2, 1993 required the Company to submit groundwater analyses to the DMG on a quarterly basis; however, the DMG stated that it had not received the required analyses from that date and the Company needed to verify whether its surface and groundwater monitoring programs were active and functional on or before March 8, 1996. Until such time as this information was submitted to the DMG, the Company was prohibited from disposing further tailings on the property.

     Reclamation Plan. On October 5, 1983, the Company committed to remove all mine buildings in the event that the Company should reclaim the property comprising the Franklin Mines and Franklin Mill. On March 14, 1994, the DMG approved a technical revision to the Franklin Permit in which the reclamation bond of the Company was recalculated. To help reduce reclamation costs, the Company committed to filing an amendment prior to mine start-up and no later than July 1, 1995 which included a plan to leave the mine and mill structures after reclamation. The DMG stated that this plan was not submitted and therefore, any costs associated with the demolition and disposal of such structures will need to be included in the Company's reclamation bond. The DMG required that the Company submit to it, no later than March 8, 1996, specifications and other details regarding the structures to be demolished for purposes of recalculating the bond. For further information regarding the Company's reclamation bond, See Item 3. Litigation Environmental Matters.

     Although the Company responded to the claims of the DMG in a letter, dated January 19, 1996, the DMG cited the Company for possible violations of the Franklin Permit with respect to the issues relating to, among other things, the Disposal Area, the Lower Pond and the groundwater monitoring plan. On or about March 28, 1996 at a hearing before the Mined Land Reclamation Board ("MLRB") and the DMG, the Company received a temporary cease and desist order prohibiting it from conducting mining and/or milling operations at the Franklin Mines until such time as all past violations cited by the DMG were satisfied.

     For the remainder of fiscal year 1996 and into the first quarter of 1997, the majority of the remedial work and the technical revisions to the Franklin Permit consisted of work relating to correcting violations existing with respect to the matters identified above. Specifically, the Company instituted plans for groundwater monitoring which included surface water and groundwater sampling plans, took steps to correct the run-off problem associated with the Disposal Area, submitted and implemented plans to reclaim tailings ponds 1, 4 and 5, commenced preliminary plans for the installation of a paste backfill system for tailings disposal in the remaining ponds on the site and made application to the DMG for expansion of the permitted area at the Franklin Mines and Franklin Mill to allow for performance of certain of the remediation work outlined above. Upon completion of paste backfill work, it is anticipated that the Company will possess substantial tailings disposal capacity consistent with its production plans. Moreover, the reclamation work performed during fiscal year 1996 will permit it to make application to the DMG to reduce its current reclamation bond.

     In addition to the work performed in connection with the Franklin Permits, the Company was required to develop and submit to the DMG an environmental protection plan (the "Environmental Protection Plan") which complies with the provisions of the Mineral Rules and Regulations of the MLRB of Hard Rock, Metal and Designated Mining Operations. The Environmental Protection Plan must also include an emergency response plan for designated chemicals used on site and appropriate measures consistent with the recommendations by the Colorado Division of Wildlife for the Protection of Wildlife to prevent damage to area wildlife from designated chemicals, toxic or acid forming materials and acid mine drainage. The Company submitted its proposed plan to the DMG on or about September 12, 1996. On or about November 12, 1996, the DMG notified the Company that certain information needed to bring addressed and revisions were needed to bring the Company's Environmental Protection Plan into compliance with DMG regulations. The DMG has extended the time period by which the Company must submit its final Environmental Protection Plan and the Company is in the process of completing its plan for submission.

     On January 31, 1997, the Company received approval from the DMG of its March 6, 1996 amendment application to the Franklin Permit. This approval brings the Company in compliance with current environmental and regulatory standards and will allow the Company to pursue its estimated annual production levels. The notification of approval, received by the Company on February 28, 1997, increased the total permitted area, revised the mining plan to include the processing of ore from the Mogul Mines, alters the milling process, propose tailings paste disposal, and modifies the surface water control plan. Additionally, the reclamation plan of the Company was further revised to include the closure plan for tailings pond, 1, 2 and 5. All of the terms of the amendment approved by the DMG were incorporated into the Franklin Permit and made a part thereof. However, the DMG set forth certain conditions to it approval which required ( i ) the submission of a final design for tailings disposal facilities in the form of a technical revision to the DMG for approval prior to operation of the Franklin Mill, (ii) the components of the Surface Water Control Plan approved during the amendment process must be installed no later than April 15, 1997 and (iii) the closure plans for Ponds 1 and 2 must be completed to the satisfaction of the DMG by spring runoff and no later than April 15. Finally, the schedule for the completion of the closure plan for Pond 5 will be determined by the DMG during fiscal year 1997 and will be dependent on the Company's tailings disposal plan which is to be submitted to the DMG in 1997.

     The Company, through the Joint Venture or otherwise, has not conducted any significant commercial mining operations and, as a result, had not generated any significant revenues through December 31, 1996. During fiscal year 1996, the Company has expended approximately $85,000 on mine and mill improvements and $30,000 on maintenance expenses. This is in addition to the approximate $12,000,000 spent by the Company since its inception on various exploration, remediation and rehabilitation programs as well as costs associated with the reconstruction and restoration of some of the shafts and tunnels located in the Franklin Mines. Therefore, the Company remains in the development stage. Based on information developed through the

Analysis Program and previously available geological data and reports, the management of Gems has informed the Company and the Company is hopeful that the application of proprietary technologies and processes of Gems through the Joint Venture should result in economically viable commercial mining operations at the Idaho Springs mining facilities in the future. Moreover, the Company continues to work closely with Colorado state mining regulatory agencies to further modify and update the Franklin Permit in preparation and anticipation of full scale operations at the Franklin Mines and Franklin Mill.

     (2)  Newmineco and Operations at the Mogul Mine.

     On or about February 1, 1996, Island together with Wayne Tatman ("Tatman") and Thomas Hartley ("Hartley") formed Newmineco, LLC, a Colorado limited liability company (the "LLC") which had an agreement in principal to acquire ownership interests in the Lincoln Mine, a Colorado mining property ("Lincoln Mine") and the Gold Hill Mill. The Lincoln mine was controlled by Tatman and Hartley and the Gold Hill mill was owned by an unaffiliated third party at the time. Island originally maintained a 51% interest in the LLC. The managers of the LLC were the same individuals who comprised the management committee of Zeus. In addition, the LLC acquired an exclusive assignable contract to receive and process, at cost, all of the ore produced from the Mogul Mine, the rights to which were then leased by each of Hartley and Durango Metals, Inc. ("Durango"), a company controlled by Hartley, and a 10% profit interest in net smelter returns received from the ore mined from the Mogul Mine (the "Process/Profit Interest Contract"). The leasehold rights which were to be assigned pursuant to the Process/Profit Interest Contract were mining rights leased pursuant to (i) a mining lease agreement, dated November 9, 1992, between Charles R. Rugg and Cindy McCollum, as lessor (collectively, the "Ruggs") and Hartley as lessee (the "Original Rugg/Hartley Lease"), (ii) the mining lease, dated January 31, 1995, between David C. Sutton, et al., as lessor and Hartley, as lessee, and (iii) the mining lease, dated October 24, 1995, between Jane A. Wood and Durango. No operations were being conducted at the Mogul Mine at the time of these agreements. In exchange for the Process/Profit Interest Contract, the LLC agreed to finance future mining operations at the Mogul Mine, satisfy certain obligations owed by Durango to a third party and obtain the exclusive right to hire Durango to conduct the mining operations at the Lincoln and Franklin Mines at cost plus 10%, subject to management and control of all mining/milling operations by the Company. The Process/Profit Interest Contract was thereafter to be assigned to the Joint Venture and the Company was to retain the exclusive right to mill and process all ore produced from Durango mining properties as well as all mines owned and/or controlled by each of the LLC and/or the Joint Venture.

     Under the operational structure described above, it was anticipated that, once the mining properties became operational, the Franklin Mill would process the ore from each of the Mogul Mine, the Franklin Mines and the Lincoln Mine in return for which the Joint Venture would receive a 10% profit interest in all monies realized by the LLC in the Mogul Mine (of which the Joint Venture is entitled to 10% of net smelter returns) and the Lincoln Mine operations (of which the Joint Venture is entitled to 100% of all net smelter returns). Moreover, the LLC had agreed to perform any and all work required to increase the milling capacity at the Franklin Mill from 150 tons per day to 1000 tons per day without cost to the Company. The Company would retain its 17.5% interest in profits under the Zeus Joint Venture thereby entitling it to receive its portion of all monies realized by Zeus in connection with the Process/Profit Interest Contract as well as any future contractual arrangements of Zeus.

     On or about February 9, 1996, the Company received permission from the DMG to commence prospecting and testing procedures at the Franklin Mill with respect to ore being shipped to the Franklin Mill from the Mogul Mine under a prospecting permit issued to Durango (the "Durango Prospecting Permit"). The Durango Prospecting Permit allowed limited operations at the Mogul Mine in amounts not to exceed 250 tons per day and the mining of not more than a total 1800 tons of ore for prospecting and testing purposes. It was expected that the Franklin Mill would begin crushing ore from the Mogul Mine on the limited basis in accordance with the parameters of the Durango Prospecting Permit.

     Gems thereafter advised the Company that, on or about April 10, 1996, Island successfully completed the acquisition of 100% of the outstanding shares of Colina Oro Molina, Inc. ("COM, Inc."), the company which owned the Gold Hill Mill. In addition, the Company has been further advised that Island acquired certain of the mining rights to the Mogul Mine covered by the original Rugg/Hartley of the Mogul Mine Properties through the execution of a Novation Agreement, dated March 18, 1996, among the Ruggs, Hartley, Durango and Island. Pursuant to the Novation Agreement, the parties agreed that Hartley/Durango would be exonerated and released from the original Rugg/Hartley lease and Island would assume all of the obligations of Hartley/Durango thereunder. Subsequently, each of the Ruggs and Island executed a new lease, dated March 18, 1996 (the "Rugg/Mogul Lease"), which further clarified the terms and conditions of the agreements between the Ruggs and Island. The acquisition by Island of the rights evidenced by the Rugg/Mogul Lease permitted the Company, Island and Gems to recommence negotiations with the remaining lessors lease in an effort to obtain more favorable terms regarding profits to be generated by the Mogul Mine. The Company was further advised by Island that the exclusive rights granted to the Joint Venture pursuant to the Process/Profit Interest Contract were sufficient to allow the LLC and other related parties to proceed with its operational plans at the Mogul Mine.

     In Spring, 1996, the Company was notified by Gems that Island intended to recommence production at the Mogul Mine. The Mogul Mine is located in a region known as a historic gold resource and produced during bulk testing an estimated 100 tons of gold ore with an average grade of approximately 1 ounce per ton. Gems also informed the Company that a target production rate of approximately 100 tons per day was anticipated and such materials were to be transported to the Franklin Mill for crushing and processing. Prior to that time, in March 1996, the Company received a cease and desist order from the DMG prohibiting it from conducting mining and/or milling operations at the Franklin Mine; however, crushing activities conducted at the Franklin Mill with respect to ore from the Mogul Mine would be performed under the Durango Prospecting Permit and would be excluded from such order.

     In May, 1996, Island and Gems notified the Company that certain of the participants in the LLC structure had defaulted on their agreements with Island. As a result, the Island terminated the joint venture arrangements with Durango, Hartley and Tatman and Island thereafter assigned its interest in Newmineco to Gems, which subsequently sold 20% of Newmineco to the Company and contributed 29% to Nuco, its wholly owned subsidiary. Due to the termination of the Joint Venture arrangements with Durango, Tatman and Hartley, Newmineco was unable to acquire the Lincoln Mine as previously contemplated in the original Joint Venture Structure.

     On September 26, 1996, the Company acquired a 20% interest in Newmineco from Gems for a purchase price of $600,000 evidenced by an interest only note bearing interest at 9.5% per annum (the "Newmineco Note"). Payments of interest are to be made quarterly, the first payment being due on December 31, 1996. The principal amount of the note is due on June 30, 1997. The Company may, at its option, convert the principal and interest payments due under the note into the Company's Common Stock on or after January 1, 1997 at a conversion rate of .078 per share. The shares into which the Newmineco Note converts will have certain registration rights attached thereto. Additionally, the Company acquired the right to receive the first $500,000 of profits distributed by Newmineco, but thereafter, will receive only that portion of such profits which the Company would be entitled in respect of the aforesaid 20% ownership interest. As of December 31, 1996, the Company had failed to make its December 31, 1996 interest payment on the Mogul Note.

     In late 1996, the Company entered into discussions with Gems regarding certain title issues with respect to the rights to mine the Mogul Mine and litigation which was commenced against various parties, including the Company, in connection therewith. In an effort to resolve these disputes, the Company, Gems, Com, Inc. and Newmineco agreed that, effective December 31, 1996, the $600,000 purchase price paid by the Company, for its 20% interest in Newmineco would be reduced to $150,000. The parties further agreed that the $450,000 reduction in the Newmineco Note plus accrued and unpaid interest thereon would be applied against the outstanding balance of the Gold Hill Note (as hereafter defined), thereby further reducing the Gold Hill Note to $586,419. Moreover, Gems and Com, Inc. agreed to indemnify the Company for any damages incurred as a result of any lawsuits arising out of the Company's interest in Newmineco and/or the Gold Hill Mill. For further information regarding the Gold Hill Mill and Gold Hill Note See Item 1. Description of Business (3) the Gold Hill Mill. For more information regarding the title issues and litigation involving the Mogul Mine, see Item 2. Property-Rugg/Mogul Lease; Item 3 Litigation-Durango Litigation.

     On February 7, 1997, Gems notified the Company that it had assigned its interest in the Newmineco Note to certain third parties, including John Miner, a consultant to the Zeus Joint Venture. Thereafter, on February 10, 1997, the Company notified Mr. Miner, as special agent to the assignees that it had elected to convert the principal due on the Newmineco Note into common stock of the Company in accordance with the terms therein. Although such shares have not been issued, the Company is committed to issue an aggregate of 7,692,308 shares to such assignees in full satisfaction of the Newmineco Note.

     The Mogul Mine is being operated pursuant to the Durango Prospecting Permit originally issued to Durango, the original lessee under the terms of the original Rugg/Hartley Lease. After the transfer of the leasehold to Island and later to Newmineco, the Mogul Mine continued to operate under the Durango
Prospecting Permit. Moreover, Durango had made application to the DMG for issuance of a 110 permit for the Mogul Mine (the "Mogul Permit"). The Company had been advised by the management of Newmineco that Island and later Newmineco provided funding and technical support to continue Durango's efforts to secure the Mogul Permit.

     As a result of the disputes arising between the parties to the Newmineco agreements, Durango and Hartley filed a series of liens on certain of the properties of the Company and thereafter, on or about October 15, 1996, Durango, Hartley and certain other related parties instituted suit against each of Gems, Island and the Company to quiet title to certain claims comprising the Mogul Mine. In connection with such litigation, Durango withdrew its application for the Mogul Permit but specifically stated that any operations conducted at the Mogul Mine would continue pursuant to the Durango Prospecting Permit then in effect. Thus, the Company has been advised by the management of Newmineco that it is permitted to continue prospecting operations at the Mogul Mine under the Durango Prospecting Permit as a successor in interest thereto. Moreover, the Company has been further advised by the management of Newmineco that it has taken steps to apply for the Mogul Permit in the name of Newmineco and is optimistic that it will be able to secure such permit to allow for expanded operations at the Mogul Mine separate and apart from Durango. The Company as been further advised by Newmineco that it is in discussion with the lessors of the Mogul Mine and the DMG to resolve any pending claims and outstanding requirements with regard to the Mogul Mine permitting process. Moreover, as part of its efforts to secure the Mogul Permit, the Company arranged to post the required bond in the amount of $33,000 in an effort to further the permitting process. For more information regarding the disputes with Durango, See Item 3. Litigation-Durango Litigation.

     During the early part of 1996 and again in the latter part of the year, mining commenced at the Mogul Mine in accordance with the Durango Prospecting Permit. Approximately 285 tons of ore were mined in 1996, of which 85 tons were shipped to a regional smelter for processing in March, 1996 and approximately 200 tons were crushed at the Franklin Mill from October through December. As a result of such operations, the Company has been advised by the management of Newmineco that approximately $30,000 of revenue was realized by the LLC, all of which was applied against monies expenditures incurred by the LLC. Therefore, the Company did not realize any revenues against its right to receive a $500,000 priority payment from revenues generated from the Mogul Mine.

     (3)  The Gold Hill Mill

     As an alternative to the acquisition structure outlined in the June 5 Letter of Intent, the Company acquired the Gold Hill Mill from COM, Inc. is for $2,500,000 interest only note (the "Gold Hill Note"). COM, Inc. a wholly owned subsidiary of Gems. The Gold Hill Note bears interest at a rate of 8% per annum and interest payments are $50,000 payable quarterly and is secured by a mortgage on the property in favor of COM, Inc. The principal amount of the Gold Hill Note is due June 3, 1999. The first quarterly interest payment was due on October 3, 1996. In addition to the Gold Hill Note and mortgage, the Company and COM, Inc. entered into a memorandum of understanding in which the parties agreed that certain items needed to be addressed as post closing items with respect to the sale of the Gold Hill Mill. These issues included, but were not limited to, (i) the disposition of certain liens which were outstanding on the property as of July 3, 1996, including a judgement lien in the amount of $6,815.50 and a Deed of Trust in the amount of $300,000, (ii) COM, Inc.'s agreement to defend, indemnify and hold the Company harmless for any current or subsequent notices of liens served upon the Company relating to indebtedness or other claims of such parties which occurred prior to the sale of the property to the Company and (iii) the receipt by the Company of title insurance. As of the date hereof, none of the items set forth in the memorandum of understanding have been satisfied.

     In July, 1996, the Company commenced an offering to purchase certain assets from third parties in exchange for Common Stock of the Company, Com, Inc. and its affiliates thereafter agreed to purchase such assets from the Company in exchange for a reduction in the indebtedness of the Gold Hill Note. The Company further agreed to use its best efforts to file a registration statement with respect to such shares within 45 to 60 days from the date upon which the offering terminated. As a result of the transaction, the Company was able to reduce the Gold Hill Note by $1,463,581, leaving a balance of $1,036,419. The Gold Hill Note was further reduced by $450,000 plus accrued and unpaid interest in accordance with the agreements reached with respect to reduction of the purchase price of the Company's Newmineco interest. As of the date hereof, the Company has defaulted on each of its October and January interest payments under the Note.

     The Gold Hill Mill is located within close proximity to the Franklin Mines and Mill as well as the Mogul Mine and will afford the Company the opportunity to expand its geographic reach into the Gold Hill Mining region. It is contemplated that in the future milling will occur at the Gold Hill Mill and Franklin Mill at a combined initial rate of 200 tons per day. The Company anticipates that such capacity will be increased in the future upon the installation of additional equipment at the facilities and obtaining the appropriate regulatory approvals. The Company has not conducted any milling activities at the Gold Hill Mill to date.

     On July 8, 1996, the Company had been advised by Gems that the Joint Venture acquired the rights to certain agreements which would allow it to mill mine dump material located on fourteen mine dumps in the immediate vicinity of the Gold Hill Milling facility (the "Gold Hill Dumps"). The agreements afforded the Zeus Joint Venture the right to mill or process the Gold Hill Dumps which the Company has been advised are estimated to contain an aggregate of approximately 590,000 tons of material grading 0.15 to 0.18 ounces of gold per ton (opt gold) of dump material.

     As part of this agreement, the lessor of the Gold Hill Dumps and Zeus agreed to perform certain sample testing of the dump material and , upon the completion of such testing, Zeus would make a $30,000 payment to lessor. The dump material was to be screened on site, separating the coarse barren and low grade fine material from that material to be milled. Gems had further informed the Company that its consultants estimated that approximately 50% of the total dump material, or approximately 295,000 tons, can be milled at a grade of approximately 0.26 opt gold. Gems further estimated that the operating costs at the Gold Hill Mill would be approximately $196 per ounce of gold recovered. In the fourth quarter 1996, Gems has advised the Company that due to the failure of the parties to act on the terms of this agreement it has terminated. However, Gems has informed the Company that it is presently engaged in discussions with the lessee to develop an alternative business arrangement for the processing of the Gold Hill Dumps. Additionally, as part of its future financing prospects, the Company is exploring the possibility of obtaining financing using the Gold Hill Mill as collateral for such financing.

Water, Utilities and Refining Contracts

     The Company has historically purchased power from Public Service Company of Colorado at its published rates. Moreover, the Company's management believes that sufficient water for present and future operations may be obtained from the City of Idaho Springs at its normal rates or from other nearby sources at reasonable rates. The Company's management does not anticipate any difficulty in obtaining sufficient water and power sources for its future mining and milling operations.

     In the past, the Company has entered into refining agreements with Zinc Corporation of America and ASARCO Incorporated for the sale and refining of lead, zinc and copper concentrates produced from the Franklin Mine in Colorado. The Company's management expects that at such time as it recommences active mining and milling operations, the Company will not have difficulties in renewing or renegotiating contracts with either ASARCO or Zinc Corporation of America or entering into new contracts with their competitors.

Employees and Technical Consultants

     As of December 31, 1996, the Company had no full-time employees. Three of the Company's executive officers serve as needed on a part-time basis and one of the Company's executive officers serves on a full time basis, each for no compensation. With respect to operations at the Franklin Mines and Franklin Mill, it is the sole responsibility of Gems to supply the Joint Venture with technical personnel and other qualified consultants and experts on a contract or consulting basis pursuant to the terms of the Joint Venture Agreement.
Management anticipates that as the Company's business develops, additional technical administrative staff may be hired and has been advised by Gems that it believes it will be able to obtain the services of qualified geological and technical consultants as needed.


Item 2. Properties

Glossary of Terms

Assay A chemical evaluation of metal content conducted after mining ore.

Backfill                                Mine   waste   which  is   disposed   of
                                        underground in a formerly mined area.

Chacopyrite                             A mineral  containing  copper,  iron and
                                        sulphur.

Cyanidation and Pulp Recovery           The  process by which gold is  extracted
                                        in the milling process through the use of cyanide.

Development Stage Company               Companies  engaged in the preparation of
                                        an  established   commercially  mineable
                                        deposit or reserve for its extract which are not in the production stage.

Dip An angle measured in degrees from the horizon.

Fault A fracture in the earth through which mineralizing solutions may rise and form a vein.

Fault System                            A large regional fracture.

Footwall                                That   portion  of  the  vein  which  is
                                        located below.

Galena                                  A  mineral   containing  both  lead  and
                                        sulphur.

Gravity Concentration                   Minerals  concentrated by application of
                                        devices employing the force of gravity.

Hanging wall                            That   portion  of  the  vein  which  is
                                        overhead.

J.L. Emerson Fault                      A large  fracture  in the earth' s crust
                                        located in the Franklin Mine area.

Laramide Period                         A  period   in   history   dating   back
                                        approximately 70 to 90 million years ago.

Main Trunk                              A highly mineralized portion of the J.L.
                                        Emerson fault located on the properties constituting the Franklin Mines.

Massive Sulfides                         High quality ore.

Microcline gneiss                       A type of  rock  found  at the  Franklin
                                        Mine.

Mill The plant facility where the metals constituting the ore are removed from mined rock.

Mine Workings                           The areas where ore is being mined.

Mineral Concentrate                     A mill product where the rock  particles
                                        have been removed from the metallic minerals.

Mineralized Rock                        Rock which  contains  the minerals to be
                                        mined.

Monzonite                               Intrusive  rock types  containing  large
                                        amounts   of   quartz   and   often  the
                                        progenitor  of  metallic,   mineralizing
                                        solutions.

Ore A metallic or non-metallic mineral that can be mined from the earth and sold at a profit.

Ore Conduit                             An opening  through  which  mineralizing
                                        solutions can rise.

Ore  Reserves                           Minerals  located  in the  ground  whose
                                        existence is governed by varying degrees of probability.

Ore Shoot                               A body of ore.

Orogeny An event causing a major upheaval or reshapement of the earth's crust, such as volcanism, mountain building or ore formation.

Paste Backfill                          Procedure  in which  backfill is treated
                                        with certain chemicals to solidify the same to prevent seepage

Pegatites                               A type of  rock  found  in the  Franklin
                                        Mine.

Pillars                                 Unmined sections of ore in a stope.

Pre-Cambrian age                        A time  period in  history  dating  back
                                        approximately 600 million years ago.

Probable (Indicated) Reserves           Reserves  for which  quantity  and grade
                                        and/or   quality   are   computed   from
                                        information  similar  to that  used  for
                                        proven   reserves,   but  the  site  for
                                        inspection, sampling and measurement are
                                        farther  apart  or  are  otherwise  less
                                        adequately   spaced.   The   degree   of
                                        assurance,  although lower than that for
                                        proven  reserves,   is  high  enough  to
                                        assume   continuity   between  point  of
                                        observation.

Production Shaft                        The device  through which ore is hoisted
                                        from the mine and the area through which materials are lowered into the mine and miners enter and exit the mine.

Proven (Measured) Reserves              Reserves   for  which  (a)  quantity  is
                                        computed  from  dimensions  revealed  in
                                        outcrops,  trenches,  workings  or drill
                                        holes; grade and/or quality are computed
                                        from the  results of  detailed  sampling
                                        and  (b)  the  sites   for   inspection,
                                        sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.


Pyrite                                  A  mineral   containing  both  zinc  and
                                        sulphur.

Raise                                   A tunnel driven upward from a level.

Refractory                              A difficulty in separating  value metals
                                        or minerals from the host rock.

Reserves That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Schist, granite gneiss                  A type of  rock  found  in the  Franklin
                                        Mine.

Selective  Flotation                    Minerals   concentrated  in  a  selected
                                        mineral group in the mill.

Shaft A vertical tube-like opening whereby miners enter the mine.

Slurry A mixture of ground rock or minerals in water.

Slimes Exceedingly fine particles mixed with water.

Sphalerite                              A  mineral   containing  both  zinc  and
                                        sulphur.

Strike                                  In a horizontal direction.

Stope                                   The  area  of  the  mine  where   miners
                                        extract mineral deposits from the mine.

Tailings                                Waste which is produced by the Mill.

Tailings Pond                           The  location   where  mill  wastes  are
                                        deposited.

Telluride                               A  mineral  containing  tellurium  often
                                        found with quantities of gold and/or silver and sulphur.

Tennentite                              A  complex  mineral  containing  copper,
                                        antimony or arsenic, often containing large amounts of silver.

Tertiary Period                         A time  period in  history  dating  back
                                        approximately 40 to 70 million years ago.

Vein A fracture in the earth's crust where minerals have been deposited.

Winze                                   A tunnel driven downward from a level.



Colorado Mining Properties

     The property which constitutes the Franklin Mines consists of (i) 100% leasehold interest in the mineral rights to 28 claims comprising approximately 322 acres evidenced by the Hayden/Kennec Leases and (ii) an additional 23 claims leased and/or purchased by the Company covering less than 100% of the mineral rights comprising approximately 20 additional acres, for a total of 51 claims over 340 acres. Such properties include all improvements made by the Company thereon, including the Franklin Mill capable of supporting up to a 150 ton per day operation in its present state. The Company does not intend to exploit any claims for which it holds less than a 100% interest. Management believes that it currently maintains adequate insurance for all of its mining properties

     Hayden/Kennec Leases

     The original Hayden/Kennec Leases provided for payment by the Company of certain liabilities relating to the leased property and a minimum royalty payment of $2,000 per month or 5% of the Company's net smelter royalties realized from production whichever is greater to Mrs. Hayden and Mrs. Kennec. The original Hayden/Kennec Leases expired in November, 1996 at which time the Company had the option to purchase the leasehold rights for a purchase price of $1,250,000 less any royalties previously paid as of the expiration date. As of November, 1996, the Company paid approximately $480,000 in royalties.

     On November 19, 1996, the Company entered into an amendment to the Hayden/Kennec Leases with respect to the portion of the leasehold attributable to Dorothy Kennec (the "Kennec Amendment"). Pursuant to the terms of the Kennec Amendment, Kennec agreed to extend the term as it relates to her portion of the leasehold rights through November 12, 1997. In consideration for such extension, the Company agreed to increase the royalty payment due to Kennec under the original Hayden/Kennec Leases from $1,000 to $2,000 per month and to issue to Kennec 104,000 shares of the common stock of the Company valued at $.125 per share, having an aggregate market value at the time of issuance of $13,000. All of the payments made under the Kennec Amendment plus the value of the shares issued thereunder will be further applied against the buy-out price of the property under the original Hayden/Kennec Leases. As of March 31, 1997, the Company is current on its payments to Mrs. Kennec under the Kennec Amendment.

     While the Company has extended the term of the Hayden/Kennec leases, as amended through November 1997, in the event that it shall expire or otherwise terminate, any improvements made on the property become the property of the lessor without any further compensation to the Company and lessor would have to reclaim the property in accordance with DMG requirements in effect at the time of such expiration or termination, as the case may be. Thus, the likelihood that the Company would recover fixtures and other equipment on the property may be minimal.

     The future success of the Joint Venture is dependent on its ability to preserve and utilize the mineral rights leased under the Hayden/Kennec Leases as amended by the Kennec Amendment and/or to otherwise acquire the rights to the use of such properties and the extraction of the related resources. To further secure the ability of the Joint Venture to exploit the Idaho Springs mining properties, Gems entered into an agreement on December 21, 1995 to purchase Audrey Hayden's interest in the Hayden/Kennec Leases and her ownership interest in the mining claims subject thereto (the "Hayden Interests") for a purchase price of $75,000 (the "Purchase Agreement"). The Purchase Agreement was further amended and restated in September, 1996 pursuant to which the parties reaffirmed the $75,000 purchase price and Gems agreed to pay to Hayden $1,000 per month for a period of 12 months. Hayden also agreed to extend the term of the Hayden/Kennec Leases to December 1997 as the same relates to her portion of the lease. On the date upon which the final $1,000 installment is due to Hayden, Gems will pay the remaining principal balance of the purchase price which will consist of $75,000 less an initial payment of $5,000 advanced by Gems under the original Purchase Agreement for back payments on the Hayden/Kennec Leases. Gems has informed the Company that it believes that with the acquisition of the Hayden Interests, together with the portion of the Hayden/Kennec Leases owned by Dorothy Kennec, the Joint Venture will have adequate access to the minerals during the remainder of the term of the Hayden/Kennec Leases and on a continuing basis even if the Hayden/Kennec Leases as amended by the Kennec amendment should expire and not be renewed by Mrs. Kennec.

     Rugg/Mogul Lease

     The Rugg/Mogul Lease, dated March 18, 1996, entered into between Island, as lessee, and the Ruggs (McCollum being the lessor/optionor as to the muscott Lode claim only), as lessor, was contributed to Newmineco prior to the acquisition by the Company of 20% of the LLC. The Rugg/Mogul Lease provided that, after the remittance of a $100,000 guaranteed payment, Newmineco would pay an additional $50,000 to the Ruggs, on either the sixth month anniversary date of the lease or any monthly anniversary date thereafter when the Mogul Mines become operational (but not later than eighteen months from the date of the commencement of the lease.) In addition, the Rugg/Mogul Lease provides for a royalty payment of $2,000 per month which increases to $5,000 once the Mogul Mines become operational. The Rugg/Mogul Lease was to expire on May 17, 2006 at which time, or at any time during the term of the lease, Newmineco may purchase the mining rights under the Rugg/Mogul Lease for a purchase price of $1,500,000 less certain of the royalty payments made during the term of the lease.

     In the latter part of 1996, Newmineco informed the Company that disputes had arisen among various parties to the Newmineco agreements which included the Rugg/Mogul Lease and use of the underlying leasehold rights. On January, 1, 1997, Island, the former lessee under the Rugg/Mogul Lease, received a notice of intent to terminate the Rugg/Mogul Leases from the Ruggs unless Island paid approximately $85,000 allegedly due to the Ruggs pursuant to the terms of the lease within 30 days of the date of the notice. The notification further stated that failure to pay such amounts within the time prescribed would result in a termination of the agreement. However, it has been the position of Island and Newmineco that the Ruggs are the party in default and certain of the payments claimed to be owed to the Ruggs were not made due to such defaults. Moreover, according to the terms of the Rugg/Mogul Lease, in the event that both lessor and lessee had potentially breached the agreements set forth therein, the cure period for such breach is extended to 90 days. Further, if lessee disputes such claims of default, the lease may only be terminated if lessor shall obtain an adverse judgment rendered by a court of competent jurisdiction and lessee fails to, subject to such judgment, diligently and in good faith attempt to remedy the default recognized by the court. No such judgement has been obtained.

     Island and Newmineco advised the Company that lessor made false and misleading representations and provided Newmineco and Island with fraudulent and/or misleading information with respect to the Mogul Mine properties and the leasehold rights. Additionally, lessor was to supply Island/Newmineco with a title report and a title insurance policy. Notwithstanding their failure to provide title insurance, Island/Newmineco, in good faith and in reliance upon promises of cooperation by the Ruggs continued to finance improvements at the Mogul Mine and complied with DMG requests in connection with the permitting process. The Company has been advised by Newmineco and Island that the parties are negotiating in good faith to resolve all of the disputes outlined above and that they are hopeful that a resolution will be reached shortly. However, there can be no assurance that the Rugg/Mogul Lease will be renegotiated, that litigation will not ensue as a result of the current disputes between the parties or that these disputes will not have a material adverse effect on Newmineco's rights to exploit the Mogul Mine..

Location and Access

     The Franklin Mines and Franklin Mill are located in Clear Creek County, Colorado approximately 2.7 miles north of the town of Idaho Springs which is accessible from Interstate 70 approximately 33 miles west of Denver. From Idaho Springs, a county maintained gravel road connecting Idaho Springs with Central City in Gilpin County passes within 1/4 of a mile of the Franklin Mine facilities and offices. A minor roadway, also maintained by the County, allows access to the Franklin Mine within 1/8 of a mile. The mine location is accessible year round, except in the case of a major snow storm in winter months.

Ore Deposition in the Area

     Most of the ore deposition in the area where the Franklin Mine is located has been credited to the Laramide Period Orogeny. Ores exploited from this region have included gold, silver, copper, lead, zinc and uranium. By far the largest single metal values were in gold, with silver being a distant second. Though many of the smaller veins located in the area pinched out at moderate depth, some have shown strong mineralization at greater depth.

     The ore deposits are of four types: (I) pyritic gold ores; (ii) galena-sphalerite ores; (iii) composite (pyrite-galena-sphalerite) ores and (iv) telluride ores. Pyritic gold ores are chiefly associated with pyrite, chacopyrite and tennentite. The "composite ores" are believed to be the result of two or more periods of mineralization, with pyritic minerals first and galena-sphalerite second; mineral content varies widely with the relative percentage of the different types of ore present. Telluride ores are present mostly in the Northeast corner of the district, but some telluride ores have been noted elsewhere.

Geology of the Franklin Mines

     The rocks most commonly seen in the Franklin Mines are Pre-Cambrian age granite and microcline gneiss. Tertiary Period, monzonite, the most common of which is quartz monzonite, can be seen on the ninth level and are reported from lower levels in the Gem vein or Gem workings of the Franklin Mines. The general strike of the system is N75 degrees W and dips vary, being steeper in higher levels and flattening at depth. On the ninth level general dip is about 50 degrees to the north.

     The structure of the mines is controlled by the J.L. Emerson Fault system which runs in a west north west direction across the whole property and beyond. Subsidiary to the J.L. Emerson Fault are a multitude of veins crossing at low angles and meandering in and out of the main break. Most of these subsidiary faults are ore conduits; when more than one of these happen to meet at the same location, the result is a large body of ore. These large ore bodies are, within the observed area served at present by the Franklin 73 shaft, as much as 22.5 feet wide and at least 60 feet long. It has been reliably reported that some of the large ore body stopes within the Gems workings adjoining to the west (and part of the property) were as wide as 105 feet. Some of the individual veins carry names of the claims, such as Franklin, Gem, Washington and Freighter's Friend.

Estimated Ore Reserves

     The Franklin Mines

     The lodes at the Franklin Mines consist of the minerals associated with the Gem, the Freighter and the Franklin mine veins and specifically, those minerals associated with the "Main Trunk" element of the J.L. Emerson Fault. No representations have been made regarding the potential of mineral structures situated adjacent to, or off the "Main Trunk", as these are considered to be of marginal importance at this time.

     Sampling by the channel sample method was conducted during the period of 1975 through 1993 with assaying provided by the Franklin and other accredited assay laboratories. Assays were also obtained from the old Gem Mining Co. mine assay map, dated 1921 (the "Gems Assay Map"). The sampling process was carried out at right angles to the structure of the veins. Blocks were sampled on three or four sides and at times within by raise or winze. Those blocks which were already heavily mined were entered through open stopes, both pillars and "backfill" being sampled.

     The Franklin ore body is generally a tabular structure in shape, consisting of several parallel to sub-parallel veins. The evaluation process, by concentrating on primarily one vein, obviously by-passed additional mineral potential.

     The J.L. Emerson Fault is a large regional structure, striking east to west and having an irregular plain that dips to the north at 45 to 78 degrees. The J.L. Emerson Fault is associated throughout with a series of parallel to sub-parallel sigmoidal shaped fractures that may focus east or west on the principal fault plain. These fracture patterns are found on nearly all levels and represent important centers of mineral concentration. The J.L. Emerson Fault consists of two main parallel to sub-parallel mineralized fault fractures, the so called "footwall" and "hanging wall" veins. Each of the principal veins has historically contributed to ore production in the Gem vein. A second set of true fissure veins of a later date and striking northeast and southwest interdict the J.L. Emerson Fault at several points, but do not cross. These veins are of unknown economic potential.

     The ore structures in the Franklin Mines are often large, but poorly defined. It was suggested that a core drilling be conducted in these locations in order to determine economic potential and establish mineral reserves therein. It was believed by management and Gems, its joint venture partner, that much unexplored mineral potential exists in the Franklin Mine.

     A geological report prepared by Gifford A. Dieterle in December, 1993 indicated that proven and probable reserves since 1987 to be as follows using a margin of error of plus or minus 15%:

         In place                                         173,486.60 Tons
         Broken ore (in stopes
              or on surface)                                4,700.00 Tons
         Ore Mined or Milled
              since 1987                                     8,100.00 Tons
                                                             --------

                                                           186,286.60 Tons

Average Value of Gold:                                       .315 ounces per ton
Average Value of Silver:                                    6.740 ounces per ton

The Gems Assay Map indicated possible reserves of 167,500 tons. No assay values are indicated on these reserves.

     The Mogul Mines

     With respect to the Mogul Mines, there is very little published geological information and no Company reports covering the Mogul Tunnel area. Most of the information available about the ore bodies in the Mogul Mines can be derived from local newspaper reports between 1898 and 1904 and from mine inspector reports for the years 1897, 1898 and 1901. The newspaper and inspection reports are useful to indicate the approximate size and grade of deposits, veins, or production but are not considered by the Company to be hard fact.

     Although there are no known ore reserves in the Mogul Mines, proven or probable, there are considerable good exploration targets. The Company has been informed by Newmineco that it is hopeful that it will be successful in locating richer shoots which could yield a profitable amount of ore. Thus, Newmineco has informed the Company that it has begun a comprehensive program to substantiate ore reserves at the Mogul Mines and target areas for future production.

Mill/Metallurgy

     The Franklin Mill, when constructed in 1982, was designed to recover and concentrate metallic minerals by two historic methods; selective flotation and gravity by table and jig. Both systems were operated in a continuous circuit. The Franklin Mill has a daily processing capacity (operating for a 24 hour period) of approximately 150 tons of ore. In the past, the Franklin Mill operated on an eight hour schedule and processed approximately 30 tons of ore during that time interval.

     The Franklin ore is refractory and therefore difficult to separate. Pyrite (iron sulfide) constitutes approximately 18% of the weight of the ore. Approximately 30% of the gold content of the ore remains locked in the pyrite as refractory gold and is not recoverable by ordinary means. In 1993, a new metallurgical process was introduced to extract gold from the pyrite concentrates. This process attempted to break down the pyrite minerals by oxidation and thereby free the contained refractory gold. The procedure involved the use of standard banks of flotation cells (48"), pyrite slurry (30%), air and agitation. At a later stage pre-processing of the pyrite by further milling occurred. Processed pyrite was subjected to cyanidation and carbon-pulp recovery of gold. The process was initially reported to be successful by the joint venture operator with recovery of 85% of gold. However, additional testing is required and is expected to be undertaken. About 5% of the gold was contained in refractory slimes and were lost in the tails during the milling process.

     Conventional milling procedures by Zeus are to be followed with selective flotation of lead, silver, gold and zinc and gravity concentration of gold bearing pyrite. Concentration of tailings slimes by slime cone and recovery of fine gold and silver from slimes are to be achieved by cyanidation and carbon pulp in closed circuit. Average recovery of the combined precious metals is estimated at approximately 90% of the total based upon preliminary test data developed by Zeus.

     In the past, the Franklin Mill operated on a limited schedule while exploration and development was taking place. While the Franklin Mill has not been operational with respect to milling of ore, crushing activities have begun at the Franklin Mill for the limited purpose of prospecting and testing in the early part of 1996. Thus, any prior milling activity and the crushing currently being done at the Franklin Mill can be characterized as "development" in nature.

     The Gold Hill Mill is a fully permitted modern milling facility. With the exception of test milling approximately 4,000 tons of ore by the previous owner, the Gold Hill Mill has not been operational with respect to the milling of ore.

New York Office

     The Company maintains its executive offices, consisting of approximately 500 square feet, at 76 Beaver Street, Suite 500, New York, New York. The Company has agreed to rent this space for a monthly rental of $670.50 pursuant to an oral agreement with a non-affiliate. The Company's management anticipates this space will service the Company's needs for the foreseeable future and that, in the event such space should become unavailable in the future, the Company will be able to lease these or other suitable facilities on a reasonable basis.

Item 3. Legal Proceedings

Friedman Litigation

     On or about June 28, 1995, the Company issued a promissory note for $90,000 (the "Friedman Note") and a share warrant exercisable for up to 500,000 shares of the Company (the "Friedman Warrant") to Charles J. Friedman, P.C. ("Friedman"), a former corporate counsel of the Company, as payment of legal fees. On or about February 14, 1996, Friedman commenced an action against the Company in the District Court for Clear Creek County, Colorado claiming an alleged default by the Company of its obligations pursuant to the Friedman Note. Friedman sought payment of damages in the principal amount of the Friedman Note plus interest, costs and attorney's fees and retained certain of the Company's books, records and other material documentation subject to an attorney's lien. The Company retained local counsel in this matter and was granted its motion to remove the case from the Clear Creek County District Court to United States District Court for the State of Colorado. The Company denied the allegations in the complaint and asserted counterclaims against Friedman for damages suffered as a result of its failure to timely perform legal services and its refusal to return the Company's books, records and material documentation. The Company also demanded a full accounting of all Company materials in Friedman's possession and the immediate return of such material.

     On March 5, 1997, the Court entered a judgment against the Company for $90,000 in favor of Friedman after the dismissal with prejudice on January 10, 1997 of all the Company's counterclaims (the "Friedman Judgment"). Pursuant to the Friedman Judgment, the parties stipulated to a stay of execution of such judgment for forty-five (45) days to provide the Company with time to pay Friedman $45,000 in full and complete satisfaction of the Friedman Judgment.

     Notwithstanding, the Company was further required, on or before March 21, 1997, (i) to issue to Friedman 1,000,000 shares of the Company's Common Stock which have certain piggyback and demand registration rights (the "Friedman Stock"), (ii) to execute a Financing Statement and Security Agreement on the appropriate UCC forms (the "UCC Filings") with respect to the Company's assets,
(iii) to file with the SEC a Current Report on Form 8-K setting forth in full and accurate detail the terms of the Friedman Judgment against the Company and the terms of the stay of execution. The Friedman Stock, the UCC Filings, the Friedman Note and the Friedman Warrant were deposited into the Registry of the Court pending expiration of the stay of execution or payment of $45,000. The Company also filed its current report on Form 8-K immediately after the execution of the order by the District Court Judge.

     Additionally, the Company was required, as soon as possible after the completion of its audit for the fiscal year ended 1996 and the filing of this Report, but no later than April 30, 1997, to file with the SEC a Registration Statement on the appropriate form covering the Friedman Stock so that upon the effective date thereof, such shares would be fully registered. In the event that the Company made the $45,000 payment on or before April 21, 1997, all of the documentation being held in the Registry of the Court would be returned to the Company and Friedman would surrender all files and other documentation of the Company on or before May 2, 1997. In the event that the Company failed to pay the $45,000 within the time period of the stay of execution, the Friedman Stock and the UCC Filings will be thereafter released from the Registry of the Court to Friedman and Friedman would be free to enforce the Friedman Judgment. All proceeds from the sale of the Friedman Stock after April 21, 1997 would be applied to the outstanding amount of the Friedman Judgment.

     On April 21, 1997, the Company delivered to its local counsel in Colorado $45,000 to be paid in full satisfaction of the Friedman Judgment and such payment was thereafter timely delivered to Friedman as per the terms of the Judgement.. Upon execution of the necessary releases and stipulations and upon delivery of the funds to Friedman, the certificate evidencing the Friedman Stock, the UCC Financing Statement, the Friedman Note, the Friedman Warrant and all of the Company's corporate papers and records subject to Friedman's attorney lien will be returned to the Company.

Convertible Debentures

     On June 1, 1994, the Company advised the Transfer Agent/Trustee that the Company was not in compliance with certain of the terms of the indenture (the
"Indenture") relating to the Company's 12 1/4% Convertible Debentures (the "Debentures") in that it had not maintained current filings with the Securities and Exchange Commission (the "Commission") as required. Accordingly, the Transfer Agent/Trustee was instructed not to convert any of the Debentures into Common Stock of the Company until such time as the Company notified the Transfer Agent/Trustee that the Company's SEC filings were current. Thereafter, the Company became current on its SEC filings; however, the Company failed to make required sinking fund payments in 1994 and was unable to pay the principal balance of the Debentures due on December 31, 1994 resulting in a default under the terms of the Indenture.

     Although the Company is in default under the terms of the Indenture, it agreed to continue to make quarterly interest payments to the Debenture Holders during fiscal year 1995 until such time as the principal amount of the Debentures could be paid in full. It was anticipated that the Company would have the funds available to make such payments by December 31, 1995. The Company made the first quarterly interest payment due on the Debentures in 1995 but has failed to make any additional payments with respect to such interest as of the date hereof.

     In December 1995, the Company sent notices to the debenture holders requesting their consent to extend the maturity date of the Debentures to December 31, 1996. It was also contemplated that the conversion rights of such holders would also be extended at its current rate of $.50 per share. The Company also agreed that it would bring current all interest payments due and owing to such holders through December 31, 1995, prepay interest which will become due and owing at the end of the first quarter of 1996 and set up a fund with the Transfer Agent/Trustee to secure the timely payment of the principal amount of the Debentures on December 31, 1996. The Company set February 15, 1996 as the date upon which all Debenture Holders had to submit their consent forms to the Company indicating whether they agreed to extend the maturity date as to their bonds or reject such proposal. Any holder which failed to return a consent form within the prescribed time was to be treated as having consented to the extension. As of the February 15, 1996, the Company received a negative response from one holder owning $1,000 principal amount of Debentures.

     While the Company intended to comply with the terms of its agreements with the holders of the Debentures, a series of unforeseen circumstances relating to the Company's permits and reclamation bond caused a cash flow shortage. As a result the Company has been unable to make the payments described above. Management is hopeful that the Company's limited cash flow will improve in the near future and at such time intends to comply with the terms of its December 1995 agreements. As of December 31, 1996, the accrued and unpaid interest on the Debentures is $31,084.

     On January 17, 1997, the Company received a letter from counsel to James E. Hopis, Revocable Trust, a holder of $5000.00 of Debentures of the Company demanding payment of such bond immediately or legal action will be taken against the Company to collect on such Debenture. Although the Company has not been formally served with papers from the Hopis Trust or any other Debenture Holder, its continued default and failure to comply with the 1994 and December 1995 agreements may result in Company being subject to formal legal proceedings by the Transfer Agent/Trustee under the Indenture or from other holders seeking immediate payment of the $145,000 plus related interest and penalties. While the Company hopes to cure the default or, in the alternative, reach an acceptable settlement arrangement with the holders, there can be no assurance that the funds will be available in the future to meet all of the Company's obligations. Management remains hopeful that payment or, in the alternative, commencement of settlement negotiations, will delay the commencement of any legal action until the Company can make the appropriate arrangements to repay the Debenture holders.

Golder Litigation

     On or about February 5, 1996, Bradley, Campbell, Carney & Madsen, P.C., Colorado counsel to the Company, Gems, Zeus and Newmineco ("BCCM") entered into a contract with Golder Associates, Inc. ("Golder"), pursuant to which Golder agreed to perform certain services at the Mogul Mine pertaining to environmental issues, including, but not limited to, (a) reviewing surface and groundwater quality and compliance standards, (b) reviewing 110 permitting requirements, applications and responses, (c) reviewing certain environmental plans relating to the Mogul Mine and (d) assessing water discharge requirements and dispensing advice with respect to water discharge and surface spring outflow management and mitigation of poor drainage quality (the "Mogul Tunnel Contract"). At the time of the Mogul Tunnel Contract, BCCM allegedly entered into said contract as an agent of Durango, the lessee of the Mogul Mine at that time.

     On or about February 5, 1996, BCCM entered into a second contract with Golder, pursuant to which Golder agreed to perform certain services at the Franklin Mines and Franklin Mill pertaining to environmental issues, including, but not limited to, (a) phase 1 site assessment, (b) preliminary regulatory and permit review,

(c) engineering site inspections, (d) designs for surface water management at the ore handling facility, (e) technical memorandum on alternatives for the extension of #5 tailings pond, (f) assistance in negotiation with the DMG and
(g) recommendations for bulk ore sampling and mineralogical testing at the Franklin Mines (the "Franklin Mine Contract"). At the time of the Franklin Mines Contract, BCCM allegedly entered into said contract as an agent of the Zeus Joint Venture.

     On or about August 23, 1996, Gems executed a note to Golder in the aggregate principal amount of $268,683.75 and a note to BCCM in the aggregate principal amount of $109,785.35 to secure legal and engineering fees outstanding as of such date. Each note was due and payable on or before December 23, 1996 and bears interest at a rate of 6% per annum. In the event that the payments of principal and interest under the notes were not paid when due, all principal and interest will accrue additional interest at a rate of 10% per annum. The notes were secured by a pledge of approximately 3,600,000 shares of common stock of the Company owned by pursuant to a Security Agreement, dated August 23, 1996. Any default under the notes constituted an event of default under the Security Agreement. Gems failed to make the required payments as of December 23, 1996.

     On or about January 28, 1997, Golder commenced an action against BCCM, Zeus, the Company, Gems, Island, and Durango in the United States District Court of the District of Colorado to recover sums due and owing from the Defendants for breach of contract, breach of implied warranty, misrepresentation, negligent misrepresentation, default under the Golder note and quantum merit arising out of each of the Mogul Tunnel Contract and the Franklin Mine Contract. The Company is a named defendant to this litigation by virtue of its general partnership interest in Zeus, it being joint and severally liable with Gems and Nuco as general partners in the Joint Venture.

     The aggregate amount of the Golder claims are approximately $281,670.99 plus prejudgment and post judgment interest, costs and expenses (including attorney's fees) and any additional relief granted by the court, $124,159.87, exclusive of interest and other costs and expenses, of which is attributable to the Mogul Tunnel Contract and $157,511.12, exclusive of interest and other costs and expenses, of which is attributable to the Franklin Mines Contract.

     On or about March 12, 1997, BCCM filed a motion to dismiss counts III, IV, and V of the Complaint relating to the breach of warranty, misrepresentation and negligent misrepresentation arguing the these claims were pled in the alternative and only become viable in the event other defendants in the case deny BCCM authority to enter into the subject contracts. Also on March 12, 1996, Zeus, the Company, Island and Gems moved to dismiss or stay proceedings pending arbitration arguing that arbitration clauses in the subject contract require the captioned action to be submitted to arbitration. However, Durango filed a separate answer to the Complaint denying that BCCM had any authority to enter into any contract on behalf of Durango and denying that Durango ratified any exercise of such authority. Therefore, on or about March 27, 1997, Golder moved to file an amended complaint to clarify its position that the claims against Durango are also asserted against the Franklin Defendants. The Company has not received a copy of such complaint to date. Notwithstanding, the parties, on April 4, 1997, executed a stipulation agreeing to arbitration on all issues concerning the subject contracts but excluding issues relating to the note and security agreement. The Company intends to vigorously defend the claims of Golder in the arbitration proceeding. The Company has been advised by Zeus and Gems that Golder had not adequately performed the services for which it had invoiced the Joint Venture. Based upon the representations of Zeus and Gems, management is hopeful that this dispute will be resolved favorably.

Environmental Matters

     On November 4, 1993, the Company was notified by the DMG that the Company failed to timely file a plan in the form of a technical revision in connection with continuation of the Company's state mining permit. Such technical revision plan was required to address erosion, sedimentation and run-off matters arising from the upper pyritic tailings pile located at the property. The DMG set the matter down for a hearing to determine if a violation existed in connection with the Company's permit and what, if any, action was required. As a result of such hearing, the Company increased its existing land reclamation bond from $29,000 to $45,000. In addition, the Company was required to take certain remedial action to address the erosion, sedimentation and run-off concerns which action had been taken and approved by the DMG. A formal hearing was held in June, 1994 to determine what, if any, fine should be levied against the Company in the matter. A fine of $5,000 was assessed and paid by the Company.

     In August, 1994, the Company received an informal notice from the DMG of additional violations at the Franklin Mine relating to water run-off from the upper pyritic tailings and a filled sediment pond. The Company thereafter attempted to rectify such violations in a timely manner, however, in order to complete certain of the remedial work required to correct such violations, the Company was required to perform work outside the boundaries of its current permits. Therefore, in order to perform the required technical and remediation work, the Company was first required to formally amend its current permit to extend its boundaries to include those sections of the mining properties to be used in the performance of the remediation work. In subsequent meetings with the DMG, the Company and the Joint Venture had received positive feedback with respect to its plans to comply with the above-referenced violations. Further, the Company had agreed that it would refrain from any mining or milling operations at the Franklin Mine until such time as the DMG shall (I) amend the Company's permit to perform the required technical and remediation work and (ii) determine that all the Company's required work was properly completed.

     In March, 1996, the Company was notified that it would be required, to further increase its land reclamation bond. In an effort to comply with such requests, the Company posted an additional $48,000 increasing its land reclamation bond from $45,000 to $93,000. On or about March 28, 1996 at a hearing before the MLRB and the DMG, the Company received a temporary cease and desist order prohibiting it from conducting mining and/or milling operations at the Franklin Mines until such time as all of the violations cited by the DMG were satisfied. Additionally, the MLRB determined that the Company's reclamation bond should be increased to approximately $252,000 on or before April 5, 1996.

     The Company was able to post the required bond with the DMG in May of 1996 and has received verbal assurances from such agency that all of the violations at the Franklin Mines with respect to the reclamation bonding have been remedied and the Cease and Desist is no longer in effect. The DMG confirmed such assurances through official notification thereof on or about June 7, 1996.

     In January, 1997, the DMG requested a further increase in the Company's reclamation bond by $11,500. Subsequent to this notification, a consultant engaged by Zeus for the purpose of complying with all permitting issues had discussions with representatives of the DMG regarding the Company's reclamation bond. Due to the compliance work performed by the Company in fiscal year 1996 and the first quarter of 1997, the Company believes that it is entitled to a reduction in its reclamation bond and is in the process of preparing such application. In light of this application, the DMG orally agreed not to pursue the increase request further until such time as the bond reduction application is submitted and reviewed. The Company is hopeful that it will be able to submit its application during the second quarter of 1997.

     As of the date hereof, the Company has no formal violations outstanding against it with respect to the Franklin Mines and Franklin Mill. The Company has recently completed all of the documentation required to expand its permits to increase the capacity of production at the Franklin Mill and continues to take remedial action with respect to the tailings and sediment pond to correct any remaining run-off problems. While there are no outstanding violations against the Company at this time, there can be no assurance that the Company will be able to adequately comply with the conditions set forth in its permit approval or that future violations will not arise and that such violations will not lead to interruptions in operations at the Franklin Mines or Franklin Mill. For further information regarding the Permits, see Item I, Business of the Company - Operations at the Company's Mining Properties.

Joint Venture Obligations

     As of December 31, 1996, the Company has no outstanding obligations regarding the Joint Venture; however, cumulative losses attributable to the Company totaled $133,220 and as a General Partner, the Company may be liable to creditors or others for unsatisfied debts and unspecified liabilities of the Zeus Joint Venture. Additionally, as of December 31, 1996, the Company owed Gems approximately $957,700 which includes (i) $609,683 attributed to principal and accrued but unpaid interest on the Gold Hill Note; (ii) $ 614,250 attributable to principal and accrued but unpaid interest on the Mogul Note and (iii) less $ 266,438 attributable to intercompany loans from the Company to Gems.

Delinquent Real Property Taxes

     As set forth in the Hayden/Kennec Leases, the Company is required to pay all real property taxes assessed to the properties covered by such leasehold agreement. As of December 31, 1996, the real estate taxes presently due and owing on the properties that comprise the Franklin Mines and Mill are approximately $59,684 for the years ended 1993, 1994, 1995 and 1996. Moreover, the taxes assessed for the year ended 1993 and 1994 in the amount of approximately $24,000 have been sold at auction to a third party. The Company has been informed by the requisite taxing authorities that it must pay the 1993 and 1994 amounts on or before August 1997 to avoid being subject to enforcement proceedings to collect such obligations. On April 28, 1997 the Company paid approximately $50,700 to Clear Creek County against the aforementioned tax liabilities.

Durango Litigation

     On or about February 1, 1996, Newmineco, Island, Gems and Zeus entered into a series of transactions with Durango, Thames Hartley, the president of Durango ("Hartley") and J. Wayne Tatman ("Tatman"), an agent of Durango and Hartley and president of Consolidated Milling, Inc. ("Consolidated Milling") to develop certain mining properties, including the Mogul Mines. For further information, see Item 1, Business of the Company-Newmineco. On or about March 1996, Island acquired the Rugg/Mogul Lease through a Novation Agreement. The Rugg/Mogul Lease was then renegotiated and assigned to Newmineco. Thereafter, Island and Gems notified the Company that Tatman, Hartley and Durango and certain other parties to the Newmineco venture breached their agreements and as a result, Island terminated certain venture agreements involving these persons. Island thereafter assigned its interest in Newmineco to Gems. For more information on the status of the Rugg/Mogul Leases, see Item 2. Properties Rugg/Mogul Leases; For more information on the relationship of the parties, see Item 1. Business-Operations at the Company's Mining Properties.

     In June, Durango and/or Hartley served a series of Notices of Intent to Lien properties owned or leased by each of Gems, Island and the Company, including the Gold Hill Mill. Thereafter, on or about October 15, 1996, James A. Wood and David C. Sutton, each the owner of claims located on the properties comprising the Mogul Mines (the "Delaware Claims" and the "Bonanza Claims", respectively) and Durango, as the proported lessee of such claims, commenced an action in District Court, Boulder County, Colorado, against the Ruggs, Island, Newmineco, the Company and any other unknown parties of interest to quiet title to each of the Delaware Claim and Bonanza Claims (hereinafter the "Disputed Claims"). The complaint further alleges that the defendants have removed ore mined from the Disputed Claims and that, as a result of trespass and conversion of certain equipment of Plaintiff Durango, plaintiffs have been further damaged in the amount of approximately $800,000. In addition to the actions for quiet title and for the adjudication of the ownership of the disputed Claims, Plaintiffs requisite damages for conversion of Plaintiff Durango's equipment, seeks a full accounting of the ore removed from the premises and request all other damages, costs and expenses, including attorney's fees incurred with respect to this dispute.

     The Company, as well as its co-defendants, retained local Colorado counsel and intend to rigorously defend this action while there are motions pending regarding the sufficiency of the defendant's pleadings, no decision has been made regarding such motions and no trial has yet been scheduled. In addition, on or about October 30, 1996, each of Com, Inc., the previous owner of the Gold
Hill Mill, Gems, Island, the Company, Hayden and Kennec commenced an action against each of Durango, Hartley, Consolidated Milling and Tatman in District Court, Boulder Country, Colorado relating to the Company's properties in Boulder County claiming, among other things, that (i) all liens be removed from the public record, (ii) damages were incurred for the filing of excessive liens, together with costs and expenses, including reasonable attorney's fees incurred in connection therewith, (iii) breach of contract with respect to the Newmineco venture agreement, (iv) damages incurred for loss of business opportunities and interference with plaintiff's contractual relationships and (v) defendants slandered plaintiffs title to property causing them damages. A similar complaint was also filed in Clear Creek County with respect to liens filed against the Company's properties in Clear Creek County. No counterclaims have been asserted against any of the Plaintiffs. As a result of recent motions filed on behalf of the Company in the Boulder County action, the parties have agreed and have submitted a proposed order to discharge all liens filed against the Company's properties. The Company has been advised that the Court is expected to enter this order shortly and such order will thereafter be recorded to remove the subject liens. The Clear Creek County Court has executed an order removing the liens against the Company's Clear Creek County properties and the Company has been advised by local counsel that such order is being filed with the Clear Creek County to remove the liens from the record. Issues concerning damages suffered and defendants liability with respect thereto in each of the actions are to litigated. No trial dates have been set at this time.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The principal U.S. market on which shares of the Company Common Stock (all of which are of one class, $.01 per share) are traded is the over the counter market on the National Association of Securities Dealers, Inc. Automated Quotation System (Symbol "FKCM").

     The following table sets forth the range of high and low bid quotes of the Company's Common Stock per quarter since the beginning of fiscal year 1995 as reported by the National Quotation Bureau (which reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).


                                    High             Low
Quarter Ended                     Bid Price        Bid Price
-------------                     ---------        ---------

March 31, 1995                      $.16             $.13
June 30, 1995                       $.19             $.16
September 30, 1995                  $.19             $.16
December 31, 1995                   $.22             $.16

March 31, 1996                      $.25             $.16
June 30, 1996                       $.25             $.09
September 30, 1996                  $.13             $.06
December 31, 1996                   $.16             $.06

     As of March 29, 1997, the approximate number of recordholders of the Company's Common Stock is 3,100 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock issued and outstanding is 91,583,020 as of March 29, 1996. No dividends on Common Shares have ever been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

Sales of Restricted Securities

     Upon the approval of the increase in the capitalization of the Company by its shareholders on November 30, 1995, the Company was able to eliminate certain of its liabilities by converting certain of its outstanding debt at the time into common stock. In May, 1992, the Company entered into a Loan Agreement with Mr. Anderson, an officer and director of the Company, Mr. Anderson's brothers, Anderson Chemical Company and Mr. Carlo Sgrizzi, an unaffiliated individual and Mr. Anthony DiMatteo (the "Anderson Loans") pursuant to which the

Company borrowed an aggregate of $504,000 at an interest rate of 3% above the prime rate of interest. Additionally, $450,000 of such loans were entitled, under certain conditions, to a 1% interest in profits (as defined in the Loan Agreement) of the Company, for each $50,000 of principal amount held and, accordingly, the lenders held a total profit participation interest of 9%. Such Loan Agreements were further amended in July, 1993, whereby replacement notes were issued which permitted the conversion of the Anderson Loans into shares of common stock of the Company at a conversion ratio of $.10 per share and granted certain demand an piggyback registration rights. The Anderson Loans were convertible into a total of approximately 4,500,000 shares of common stock at each lenders option, including, all profit interests which were convertible into 300,000 shares for each 1% profit participation interest.

     In August, 1995, Gems, as an assignee of Mr. DiMatteo, converted its 4% net profits interest in the Company to which it has rights to receive under the terms of a Loan Agreement, into 300,000 shares per percentage point or 1,200,000 shares of the Company. Such shares were issued to Gems on or about August 18, 1995. In September, 1995, certain of the holders of the Anderson Loans, other than Gems, agreed to convert their notes and accrued interest thereon at a rate of $.078 per share which represents 50% of the NASDAQ quoted price of the Company's shares for the last 3 months, the total amount of principal and interest to be converted to be determined at the time of conversion. Thereafter, on or about December 27, 1995, Gems was invited to convert its notes on the same terms and conditions as the other holders, thereby satisfying the Company's obligations under the Anderson Loans. Such shares were issued by the Company in reliance on an exception from registration under the Act.

     In December 1995, the Company commenced an offering pursuant to Rule 505 of Regulation D of the Act of $1,500,000 principal amount of its 15% Secured Notes (the "Notes") Convertible into Shares of Common Stock of the Company. Such Notes were offered by the officers and directors of the Company to accredited investors only, and had a maturity date of eighteen months from the date of each Note so issued (the "Maturity Date"). The conversion rights under the Note become effective on or after April 1, 1996. The Company terminated this offering on February 5, 1996 after selling an aggregate of $400,000 of the Notes. During the second quarter of 1996, all of the Notes issued in the fourth quarter of 1995 and the first quarter of 1996 were converted and the Company issued 4,294,770 shares of common stock to such investors upon such conversion based on the total balance of the principal and accrued interest outstanding on the Notes equal to an aggregate amount of $418,740 at a conversion price of $.0975 per share.

     In late February, 1996, the Company commenced an offering of its common stock through its designated officers and directors pursuant to Rule 505 of Regulation D under the Act. The offering was made to both accredited and unaccredited investors. Subscribers of the offering purchased the common stock at a purchase price equal to 15% below the market price as quoted on NASDAQ at the close of business prior to the date of such sales. The Company raised approximately $202,600 and issued 953,411 shares of its common stock in connection with the offering.

     On or about March 5, 1996, the Company issued to certain principals of Wolinetz, Gottlieb & Lafazan, P.C., the former independent auditors of the Company ("WGL"), approximately 56,000 shares of common stock of the Company in satisfaction of outstanding accounting fees owed by the Company to WGL of approximately

$10,000. The shares were issued pursuant to an exemption from registration under the Act. For more information concerning WGL, See Item8-Chantges In and Disagreements with Accountants on Accounting and Financial Disclosure.

     On or about April 18, 1996, the Company executed a promissory note payable to a private lender in the principal amount of $60,000 and issued to lender 160,000 shares of common stock of the Company as further consideration for advancing said loan. The shares were issued pursuant an exemption from registration under the Act.

     In July, 1996, the Company commenced an offering pursuant to Rule 505 of Regulation D under the Act for the issuance of shares of common stock at a purchase price of approximately $.15625 per share in exchange for certain notes, mortgages and other obligations of its affiliates held by certain third party unaffiliated parties of the Company and Gems. At the completion of the offering in July, 1996, the Company purchased obligations of its affiliates having an aggregated principal balance of approximately $1,400,000 through the issuance of approximately 9,366,919 shares of common stock and thereafter transferred such debt instruments and obligations to COM, Inc., in exchange for an equivalent reduction in the principal amount of the Gold Hill Note and approximately $191,875 through the issuance of 1,228,000 shares of common stock and thereafter transferred such debt instruments and obligations to Gems in exchange for an equivalent reduction in certain intercompany loans from Gems to the Company.

     In Late July 1996, the Company commenced an offering of it common stock to accredited investors only pursuant to Rule 505 of Regulation D under the Act during which Stires & Co. acted as selling agent on behalf of the Company. The offering was on a best efforts basis and the selling agent was to receive a commission of 5% of the aggregate gross proceeds to the sale of the common stock to investors. In addition, the Company agreed to issue to the selling agent warrants to purchase 5% of the total shares of common stock sold in the offering. Due to market conditions at the time of the offering, the selling agent was only able to sell 800,000 shares of common stock of the Company and raised $100,000. The offering was terminated on September 15, 1996.

     Also in July, 1996, the Company issued 1,000,000 shares of Common Stock to a former officer and director of the Company in satisfaction of a finders fee owed to Mr. Horing in connection with the formation of the Zeus Joint Venture. The shares were issued in accordance with an exemption from registration under the Act.

     On August 28, 1996, the Company entered into an investment banking agreement with Redstone Securities, Inc. ("Redstone") pursuant to which Redstone agreed to perform certain investment banking services in exchange for a fee payable by the granting of an option to Redstone to purchase up to 3,000,000 shares of Common Stock of the Company at an exercise price of $.01 per share. In November, 1996, Redstone exercised its option to purchase 2,500,000 of the 3,000,000 shares of common stock and the Company issued such shares in accordance with an exemption from registration under the Act.

     On or about August 29, 1996, the Company issued 1,088,000 shares of common stock in consideration of the purchase price for certain real property purchased by Gems. The shares were issued to seller in accordance with an exemption from registration under the Act.

     On September 26, 1996, the Company acquired a 20% interest in Newmineco from Gems for a purchase price of $600,000 evidenced by an interest only note bearing interest at 9.5% per annum. On February 10, 1997, the Company made its election to convert the amounts owing on the Newmineco Note into common stock of the Company at a conversion price of $.078 per share. Although such shares have not yet been issued to the assignees of the Newmineco Note, the Company is obligated to issue to such holders and aggregate of 7,692,308 shares of common stock of the Company in full satisfaction of the Company's obligations under the Newmineco Note. The Company intends to issue such shares in accordance with an exemption from registration under the Act.

Item 6. Management's Discussion and Analysis or Plan of Operation

     The Company is engaged in the business of investing and participating in the development of commercial mining and milling operations primarily at leased properties in or near Idaho Springs, Colorado. The Company holds a 17.5% interest in the Zeus Joint Venture which has been developing the Franklin Mines and the Franklin Mill. The Company acquired a 20% interest in Newmineco, LLC from its Joint Venture partner in September 1996, which is a newly-formed entity that has commenced the development of the Mogul Mines. In addition, the Company purchased the Gold Hill Mill in July 1996, which is an inactive permitted milling facility that the Company will attempt to develop and operate in the future.

     During 1996, remediation work was performed and substantially completed at the Franklin Mines and the Franklin Mill in preparation for the commencement of mining operations at both the Franklin Mines and the Mogul Mines. Approximately 200 tons of ore were mined at the Mogul Mines and shipped to the Franklin site where the ore was crushed and milled. The management of the Company is very satisfied with the mineral content of the assays taken.

     The Company and its investees are in the development stage and have not generated significant revenues on a sustained basis since the inception of their respective relationships. The Company will not recognize any revenues based on sales made by the Zeus Joint Venture and Newmineco; instead, the Company will recognize income or losses based primarily on its proportionate equity interest in the net income or loss of each of the investees. Accordingly, the Company will not recognize any income from such investments until such time, if any as the Zeus Joint Venture or Newmineco begins production and generates sales revenues and net profits.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations principally through equity and debt financing, including such financing provided through its relationships with its Joint Venture partner. The Company has derived no income from its mining and milling investments which are comprised of the following:
(1) the investments in the assets and rights related to the Franklin Mines and Franklin Mill, which are being developed and will be operated by Gems, the Company's principal Joint Venture partner in the Zeus Joint Venture in which the Company holds at 17.5% interest;
(2) the investment in the assets of the Gold Hill Mill, the development and operation of which are currently the responsibility of the Company; and (3) the 20% interest in Newmineco, LLC, which holds the assets and rights related to the Mogul Mine whose development and operations will also be the responsibility of Gems. At December 31, 1996, the Company's only liquid asset was cash, the balance of which decreased from $118,176 at December 31, 1995 to $127 at December 31, 1996.

     During 1996, the Company used common stock as its principal capital resource. It issued a total of 21,447,100 shares of common stock and certain notes for cash, the acquisition of services and mining and milling properties and the liquidation of debt, as further described below.

     In December 1995, the Company commenced an offering pursuant to Rule 505 of Regulation D of 15% Secured Notes (the "15% Notes") in the aggregate principal amount of $1,500,000 that were convertible into shares of Common Stock at a conversion price of $.0975 per share to raise funds for operations. The Company terminated this offering on February 5, 1996 after selling 15% Notes in the aggregate principal amount of $400,000. During the second quarter of 1996, the Company issued 4,294,770 of Common Stock upon the conversion of all of the 15% Notes based on the total balance of the principal and accrued interest outstanding of $418,740 and the conversion price of $.0975 per share.

     In February 1996, the Company commenced an offering pursuant to Rule 505 of Regulation D of its Common Stock to accredited and unaccredited investors to raise funds for operations. Subscribers of the offering purchased the Common Stock at 15% below the market price as quoted on NASDAQ at the close of business on a specified date prior to the termination of the offering. The Company raised approximately $202,600 from the sale of 953,411 shares at $.2125 per share.

     On July 3, 1996, the Company acquired the Gold Hill Mill facility for $2,500,000 through a noncash transaction whereby it issued an 8% mortgage note (the "8% Mortgage Note") to a subsidiary of Gems which requires the payment of the entire principal balance no later than July 3, 1999. The 8% Mortgage Note is secured by the Gold Hill Mill.

     Additionally, in July 1996, the Company commenced an offering to unaffiliated parties pursuant to Regulation D for the issuance of shares of Common Stock at the equivalent of $.15625 per share in exchange for certain notes, mortgages and other obligations of Gems and its affiliates. Upon completion of the offering, the Company issued 9,366,919 shares of Common Stock to purchase obligations of Gems and its affiliates with an aggregate principal balance of $1,463,581, and canceled the obligations in exchange for an equivalent reduction in the principal balance of the 8% Mortgage Note.

     In July 1996, the Company commenced an offering of its Common Stock to accredited investors only pursuant to Rule 505 of Regulation D to raise additional funds for operating purposes. The offering was on a best efforts basis. Due to market conditions at the time of the offering, the Selling Agent was only able to sell 800,000 shares of Common Stock and raised $95,000 before the offering was terminated on September 15, 1996.

     In September 1996, the Company acquired its 20% interest in Newmineco by issuing a 9.5% note (the "9.5 Note) payable to Gems with a principal balance of $600,000. As a result of problems concerning permitting and various other issues related to the Mogul Mines, the purchase price was reduced, effectively, to $150,000 on December 31, 1996. The $450,000 reduction in the purchase price was effectuated through an equivalent reduction in the principal balance of the 8% Mortgage Note. The 9.5% Note was originally due on June 30,. 1997. However, on February 7, 1997, Gems notified the Company that it had assigned its interest in the 9.5% Note to certain third parties. On February 10, 1997, the Company notified the assignees that it had elected to convert the principal balance of the 9.5% Note into 7,692,308 shares of Common Stock based on the conversion rate of $.078 per share. Pursuant to the agreement with the other investors in Newmineco, the Company will be entitled to the first $500,000 of any profits to be distributed by Newmineco and 20% of any of its profits thereafter.

     During 1996, the Company also issued 3,716,000 shares of Common Stock in exchange for financial consulting and other services and for the payment of accrued interest.

     The Company had 100,000,000 shares of Common Stock authorized for issuance as of December 31, 1996 of which 90,583,020 were outstanding. As a result of the conversion of the 9.5% Note during February 1997, the Company's ability to use its Common Stock as a capital resource will be limited unless its stockholders authorize an increase in capital or approve a reverse stock split.

     The Company had total current liabilities as of December 31, 1996 of $1,378,883, including convertible debentures with a principal balance of $145,000 and other notes payable with a principal balance of $80,000. Although Gems will be responsible for providing the remaining capital resources that will be needed for the commencement of operations at the Franklin Mines and the Mogul Mine, the Company will be responsible for obtaining the remaining capital resources that will be needed for the commencement of operations at the Gold Hill Mill. In addition to the payment of its current liabilities, management estimates that the Company will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $25,000 per month during 1997.

     As explained above, the Company's only liquid resource was a cash balance of $127 at December 31, 1996. Although the Company is entitled to distributions of 17.5% of any net profits generated from the operations of the Franklin Mines by the Zeus Joint Venture, any net profits generated by the Gold Hill Mill and the first $500,000 of any profits generated through the operations of the Mogul Mine by Newmineco plus 20% of any profits thereafter, all such operations are in the development stage and have been generating losses and negative cash flows and management cannot assure that those operations will generate any positive cash flows during 1997.

     In the absence of liquid resources, cash flows from operations and any other commitments for debt or equity financing, management believes that the ability of the Company to continue its operations will be dependent upon the provision of financing by Gems, which Gems is required to provide pursuant to the Joint Venture Agreement. Management believes, but cannot assure, that such financing and the financing needed to commence operations at the Franklin Mines and the Mogul Mine will be provided by Gems during 1997, and that the Company will remain dependent on its Joint Venture partner as its primary source of financing for its operations until such time, if any, as the Company begins to receive cash flows from its investments.

     During the first four months of 1997, Gems repaid advances from the Company and made advances to the Company totaling approximately $300,000. These advances were used, among other things, to pay legal and accounting fees in connection with the Company's public filings to satisfy obligations arising under a settlement of certain litigation to pay delinquent real estate taxes and to satisfy obligations for remedial work at the Franklin Mines and Franklin Mill. The management of the Company believes that Gems will continue to fulfill its commitment and make such advances until such time, if any, as the Company begins to receive cash flows from its investments.

     Management  believes  that  all  necessary   environmental  and  regulatory
approvals have been obtained and it anticipates that mining and milling operations will begin at the Franklin Mines and/or the Mogul Mines during the third quarter of 1997. The management of the Company has been informed by the management of Gems that Gems has or will provide the funds needed to complete the rehabilitation and upgrading of the existing plant, equipment and mine workings to facilitate the commencement of such operations.

     Although the ultimate goal is to have both the Franklin Mines and the Mogul Mine in operation simultaneously, no definitive plans have been made as to which mine will be operated first. Based on limited operations at the Mogul Mines and initial assay reports, management believes that the Mogul Mines may produce a higher grade of ore than that produced by the Franklin Mines and, accordingly, management anticipates that operations will commence initially at the Mogul Mine. Any cash flow generated would then be used to assist in the commencement of operations at the Franklin Mines.

     With the addition of the Gold Hill Mill, the Company will own the only two permitted mills in its mining district once the Franklin Mill and the Gold Hill Mill become operational. To be able to commence milling operations, the Company will have to obtain sufficient working capital and hire managerial and other mill personnel. Other nearby mines are not operating currently due, in the opinion of management, to the lack of available milling facilities. The Company intends to solicit owners of those mines to use the Company's mills to process their ore in order to augment expected revenues from mining operations. However, there can be no assurance that any significant cash flows will be generated through these operations.

     In addition to funds committed by Gems, management is considering raising capital by mortgaging the Gold Hill Mill property. The management of the Company believes that, based on the fair value of the Gold Hill Mill property, it can raise a minimum of $1,000,000 using conventional mortgage financing, with guarantees from Gems and its principals. Such funds would be used to supply the working capital initially needed to commence operations at the Gold Hill Mill and as an alternative means of financing operations at the Franklin Mines, Franklin Mill and the Mogul Mine.

     Management also believes that, at a minimum, the Company will be able to obtain sufficient financing from Gems and/or mortgage loans on the Gold Hill Mill property to enable it to meet its working capital requirements through at least December 31, 1997.

Results of Operations

     The Company and the Zeus Joint Venture had no active mining or milling operations during 1996 and 1995.

     The Company had a net loss of $967,524 for 1996 as compared to a net loss of $924,344 during 1995. This increase of $43,180 was primarily attributable to an increase in general and administrative expenses in 1996 of $505,414 offset by the effects of a nonrecurring, noncash charge in 1995 of $468,000 for the issuance of stock to Gems to settle claims arising from the failure of the Company to meet its obligations under the Joint Venture Agreement. General and administrative expenses were $732,710 for 1996 as compared with $227,287 during 1995 due primarily to increases in professional fees and costs of investment banking services. Interest expense was $102,238 during 1996 as compared to $92,434 during 1995 due to increased interest incurred in connection with the issuance of notes in the Gold Hill Mill and Newmineco acquisitions.

     Operations of the Joint Venture at the Franklin Mines and the Franklin Mill during 1996 were restricted by the cease and desist order issued in March 1996 by the DMG for permit violations that were not vacated until June 7, 1996. As a result, the Company's equity in the net loss of the Zeus Joint Venture was $12,950 in 1996 compared to $15,540 in 1995.

Item 7. Financial Statements and Supplementary Data

The index to Financial Statements appears on page F-1.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)





                          INDEX TO FINANCIAL STATEMENTS
                                    (Item 7)


                                                                          PAGE
                                                                          ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                   F-2

BALANCE SHEETS
  DECEMBER 31, 1996 AND 1995                                               F-3

STATEMENTS OF OPERATIONS
  YEARS ENDED DECEMBER 31, 1996 AND 1995 AND
  PERIOD FROM DECEMBER 1, 1976 (INCEPTION) TO
  DECEMBER 31, 1996                                                        F-4

STATEMENTS OF STOCKHOLDERS' EQUITY
  YEARS ENDED DECEMBER 31, 1996 AND 1995 AND
  PERIOD FROM DECEMBER 1, 1976 (INCEPTION) TO
  DECEMBER 31, 1996                                                      F-5/11

STATEMENTS OF CASH FLOWS
  YEARS ENDED DECEMBER 31, 1996 AND 1995 AND
  PERIOD FROM DECEMBER 1, 1976 (INCEPTION) TO
  DECEMBER 31, 1996                                                      F-12/13

NOTES TO FINANCIAL STATEMENTS                                            F-14/37




                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Franklin Consolidated Mining, Co., Inc.


We have audited the accompanying balance sheets of FRANKLIN CONSOLIDATED MINING CO., INC. (A Development Stage Enterprise) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from December 1, 1976 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Consolidated Mining Co., Inc. as of December 31, 1996 and 1995, and its results of operations and cash flows for the years then ended and for the period from December 1, 1976 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the financial statements, the Company is a development stage enterprise whose operations have generated recurring losses and cash flow deficiencies from inception and, as of December 31, 1996, has a substantial working capital deficiency. As a result, it was in default with respect to payments on a secured promissory note and on convertible debentures and substantially dependent on its joint venture partner for financing. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                     J. H. COHN LLP

Roseland, New Jersey
April 3, 1997, except for
  Note 11 as to which the
  date is April 30, 1997

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                      ASSETS                           1996           1995
                      ------                       ------------    ------------

Current assets:
  Cash                                             $        127    $    118,176
   Prepaid expenses                                     107,979
   Advances from joint venture partner                  266,438
                                                   ------------    ------------
         Total current assets                           374,544         118,176

Mining, milling and other property and
   equipment, net of accumulated depre-
   ciation and depletion of $1,837,180
   and $1,715,194                                     6,311,128       3,848,114
Investment in equity investee                           150,000
Mining reclamation bonds                                126,875          45,000
                                                   ------------    ------------

         Totals                                    $  6,962,547    $  4,011,290
                                                   ============    ============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   12.25% convertible debentures                   $    145,000    $    145,000
   9.5% convertible note payable to joint
    venture partner                                     600,000
   Other notes payable                                   80,000
   Accounts payable and accrued expenses                553,883         298,016
   Advances to joint venture partner                                    313,688
                                                   ------------    ------------
         Total current liabilities                    1,378,883         756,704

8% mortgage note payable to joint venture
  partner                                               586,419
15% convertible notes                                                   200,000
Excess of equity in net losses of joint ven-
   ture over investment                                 133,220         120,270
                                                   ------------    ------------
        Total liabilities                             2,098,522       1,076,974
                                                   ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.01 per share;
     100,000,000 shares authorized;
      90,583,020 and 69,135,920 shares issued
      and outstanding                                   905,830         691,359
   Additional paid-in capital                        15,154,264      12,471,502
   Deficit accumulated in the development
      stage                                         (11,196,069)    (10,228,545)
                                                   ------------    ------------
         Total stockholders' equity                   4,864,025       2,934,316
                                                   ------------    ------------

         Totals                                    $  6,962,547    $  4,011,290
                                                   ============    ============


See Notes to Financial Statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996


                                                                            Cumulative
                                                                               from
                                               1996            1995          Inception
                                           ------------    ------------    ------------
Revenues:
   Sales                                                                   $    876,082
   Interest income                         $      2,351    $      1,060         540,887
   Other income                                                                  75,000
                                           ------------    ------------    ------------
         Totals                                   2,351           1,060       1,491,969
                                           ------------    ------------    ------------

Expenses:
   Mine expenses                                                              3,360,793
   Write-down of inventories                                                    223,049
   Depreciation and depletion                   121,986         122,143       2,032,529
   General and administrative
      expenses                                  732,701         227,287       5,030,432
   Interest expense                             102,238          92,434         595,838
   Amortization of debt issuance
      expense                                                                   683,047
   Equity in net loss of joint
      venture                                    12,950          15,540         133,220
   Loss on settlement of claims
      by joint venture partner                                  468,000         468,000
   Loss on settlement of litigation                                             100,000
   Loss on investment in oil and
      gas wells                                                                  61,130
                                           ------------    ------------    ------------
         Totals                                 969,875         925,404      12,688,038
                                           ------------    ------------    ------------

Net loss                                   $   (967,524)   $   (924,344)   $(11,196,069)
                                           ============    ============    ============


Weighted average shares outstanding          74,284,324      49,035,351
                                           ============    ============

Net loss per common share                         $(.01)          $(.02)
                                                  =====           =====



See Notes to Financial Statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996

                                                                                          Deficit
                                                                                        Accumulated
                                                                         Additional       in the
                                                         Common           Paid-in       Development       Treasury
                                          Shares          Stock           Capital          Stage            Stock           Total
                                        ---------      -----------      -----------     -----------      -----------     -----------
Issuance of common
   stock:
   Cash                                   155,000      $     1,550      $    41,550                                     $    43,100
   Noncash:
   Related par-
        ties                              925,000            9,250                                                            9,250
      In exchange
        for shares
        of Gold
        Developers
        and Pro-
        ducers,
        Inc                             1,095,000           10,950            6,484                                          17,434

Net loss                                                                                $   (45,584)                        (45,584)
                                        ---------      -----------      -----------     -----------                      -----------

Balance, December
   31, 1977                             2,175,000           21,750           48,034         (45,584)                         24,200

Issuance of com-
   mon stock:
   Pursuant to
      public offer-
      ing, net of
      underwriting
      expenses of
      $11,026                             588,200            5,882          278,113                                         283,995
   Cash                                   225,000            2,250          240,627                                         242,877
   Noncash                                  5,000               50            4,950                                           5,000

Net loss                                                                                    (66,495)                        (66,495)
                                        ---------      -----------      -----------     -----------                      -----------

Balance, December
   31, 1978                             2,993,200           29,932          571,724        (112,079)                        489,577

Issuance of common
   stock:
   Cash                                   231,850            2,318          438,932                                         441,250
   Noncash - re-
      lated parties                        40,000              400           59,600                                          60,000
   Noncash - other                          6,675               67           13,283                                          13,350

Net loss                                                                                   (128,242)                       (128,242)
                                        ---------      -----------      -----------     -----------                      -----------

Balance, December
   31, 1979                             3,271,725           32,717        1,083,539        (240,321)                        875,935

Issuance of com-
   mon stock:
   Cash                                   289,750            2,898          837,102                                         840,000
   Noncash                                 59,500              595          118,405                                         119,000

Net loss                                                                                   (219,021)                       (219,021)
                                        ---------      -----------      -----------     -----------                      -----------

Balance, December
   31, 1980                             3,620,975           36,210        2,039,046        (459,342)                       1,615,914

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996


                                                                                          Deficit
                                                                                        Accumulated
                                                                         Additional       in the
                                                         Common           Paid-in       Development       Treasury
                                          Shares          Stock           Capital          Stage            Stock           Total
                                        ---------      -----------      -----------     -----------      -----------     -----------
Issuance of com-
   stock:
   Cash                                    65,625     $       656     $   261,844                                       $   262,500
                                       ----------     -----------     -----------      -----------                      -----------

Balance, pre-
   stock split                          3,686,600          36,866       2,300,890      $  (459,342)                       1,878,414

Issuance of common
   stock:
   Pursuant to a
      four-for-one
      stock split                      11,059,800         110,598        (110,598)
   Cash                                   578,000           5,780         552,220                                           558,000
   Noncash                                104,000           1,040         102,960                                           104,000

Commission on sale
   of common stock                                                        (57,300)                                          (57,300)

Net loss                                                                                  (288,105)                        (288,105)
                                       ----------     -----------     -----------      -----------                      -----------

Balance, December
   31, 1981                            15,428,400         154,284       2,788,172         (747,447)                       2,195,009

Issuance of common
   stock:
   Cash                                   861,006           8,610         755,516                                           764,126
   Noncash                                162,000           1,620         160,380                                           162,000

Commission on
   sale of common
   stock                                                                  (56,075)                                          (56,075)

Net loss                                                                                  (287,291)                        (287,291)
                                       ----------     -----------     -----------      -----------                      -----------

Balance, December
   31, 1982                            16,451,406         164,514       3,647,993       (1,034,738)                       2,777,769

Issuance of com-
   mon stock:
   Cash                                 1,273,134          12,732       1,176,818                                         1,189,550
   Noncash                                 70,834             708          70,126                                            70,834
   Exercise of
      stock op-
      tions by:
      Related par-
         ties                             267,500           2,675         264,825                                           267,500
      Others                                4,000              40           3,960                                             4,000

Commission on sale
   of common stock                                                       (124,830)                                         (124,830)

Net loss                                                                                  (749,166)                        (749,166)
                                       ----------     -----------     -----------      -----------                      -----------

Balance, December
   31, 1983                            18,066,874         180,669       5,038,892       (1,783,904)                       3,435,657

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996



                                                                                          Deficit
                                                                                        Accumulated
                                                                         Additional       in the
                                                         Common           Paid-in       Development       Treasury
                                          Shares          Stock           Capital          Stage            Stock           Total
                                        ---------      -----------      -----------     -----------      -----------     -----------
Issuance of common
   stock:
   Cash                                  1,201,700     $    12,017     $ 1,139,683                                      $ 1,151,700
   Noncash                                  27,500             275          27,225                                           27,500
   Exercise of
      stock options
      by related
      parties                              200,000           2,000         198,000                                          200,000

Commission on sale
   of common stock                                                         (90,950)                                         (90,950)

Net loss                                                                                $  (301,894)                       (301,894)
                                        ----------     -----------     -----------      -----------                      -----------

Balance, December
   31, 1984                             19,496,074         194,961       6,312,850       (2,085,798)                      4,422,013

Issuance of com-
   mon stock:
   Cash                                    421,308           4,213         295,866                                          300,079
   Noncash                                  10,000             100           7,400                                            7,500
   Exercise of
      stock op-
      tions by:
      Related par-
         ties                              200,000           2,000         148,000                                          150,000
      Others                                 1,000              10             740                                              750

Commission on sale
   of common stock                                                          (3,462)                                          (3,462)

Net loss                                                                                   (133,929)                       (133,929)
                                        ----------     -----------     -----------      -----------                      -----------

Balance, December
   31, 1985                             20,128,382         201,284       6,761,394       (2,219,727)                      4,742,951

Issuance of common
   stock:
   Cash                                    569,000           5,690         294,810                                          300,500
   Noncash - re-
      lated parties                        160,000           1,600          78,400                                           80,000
   Noncash - others                        135,000           1,350          52,650                                           54,000

Net loss                                                                                   (227,788)                       (227,788)
                                        ----------     -----------     -----------      -----------                      -----------

Balance, December
   31, 1986                             20,992,382         209,924       7,187,254       (2,447,515)                      4,949,663

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996


                                                                                         Deficit
                                                                                       Accumulated
                                                                      Additional         in the
                                                      Common            Paid-in        Development        Treasury
                                       Shares          Stock            Capital           Stage            Stock           Total
                                     ---------       -----------      -----------      -----------      -----------     -----------
Issuance of common
   stock:
   Cash                              2,604,368      $    26,044      $ 1,261,257                                        $ 1,287,301
   Noncash - re-
      lated parties                    202,000            2,020           68,880                                             70,900
   Noncash - other                      37,500              375           36,875                                             37,250

Commission on sale
   of common stock                                                      (110,243)                                          (110,243)

Net loss                                                                               $  (730,116)                        (730,116)
                                   -----------      -----------      -----------       -----------                      -----------

Balance, December
   31, 1987                         23,836,250          238,363        8,444,023        (3,177,631)                       5,504,755

Issuance of common
   stock - noncash
   - related par-
   ties                                200,000            2,000           48,000                                             50,000

Net loss                                                                                  (386,704)                        (386,704)

Purchase of
   50,000 shares of
   treasury stock -
   at cost                                                                                              $  (12,500)         (12,500)
                                   -----------      -----------      -----------       -----------      ----------      -----------

Balance, December
   31, 1988                         24,036,250          240,363        8,492,023        (3,564,335)        (12,500)       5,155,551

Issuance of common
   stock:
   Cash                                678,000            6,780          103,720                                            110,500
   Noncash - others                    283,666            2,836           31,030                                             33,866
   Noncash - re-
      lated parties                    210,000            2,100           29,400                                             31,500
   Private place-
      ment:
      Cash                           2,275,000           22,750                                                              22,750
      Debt issuance
         expense                                                         455,000                                            455,000
   Conversion of
      debentures                     1,050,000           10,500           94,500                                            105,000
   Exercise of
      stock options                    300,000            3,000           42,000                                             45,000

Commission on sale
   of common stock                                                        (1,500)                                            (1,500)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996



                                                                                          Deficit
                                                                                        Accumulated
                                                                         Additional       in the
                                                         Common           Paid-in       Development       Treasury
                                          Shares          Stock           Capital          Stage            Stock           Total
                                        ---------      -----------      -----------     -----------      -----------     -----------
Compensation re-
   sulting from
   stock options
   granted                                                               $    39,000                                    $    39,000

Net loss                                                                                 $(1,279,804)                    (1,279,804)
                                       -----------      -----------      -----------     -----------     ----------     -----------

Balance, December
   31, 1989                             28,832,916          288,329        9,285,173      (4,844,139)    $  (12,500)      4,716,863

Sale of Under-
   writer's stock
   warrants                                                                      100                                            100

Issuance of common
   stock:
   Cash                                    335,000            3,350           41,875                                         45,225
   Noncash - others                         39,855              399            5,579                                          5,978
   Conversion of
      debentures                           160,000            1,600           30,400                                         32,000

Net loss                                                                                  (1,171,962)                    (1,171,962)
                                       -----------      -----------      -----------     -----------     ----------     -----------

Balance, December
   31, 1990                             29,367,771          293,678        9,363,127      (6,016,101)       (12,500)      3,628,204

Issuance of common
   stock:
   Cash - others                         1,799,576           17,996           78,935                                         96,931
   Cash - related
      parties                            1,800,000           18,000           72,000                                         90,000
   Noncash -
      others                             1,183,724           11,837           47,350                                         59,187
   Conversion of
      debentures                         3,731,000           37,310          588,690                                        626,000
   Exercise of
      stock options                        250,000            2,500           10,000                                         12,500
   Conversion of
      notes payable                        250,000            2,500           12,500                                         15,000

Net loss                                                                                    (764,926)                      (764,926)
                                       -----------      -----------      -----------     -----------     ----------     -----------

Balance, December
   31, 1991                             38,382,071          383,821       10,172,602      (6,781,027)       (12,500)      3,762,896

Issuance of common
   stock:
   Cash - others                         2,021,923           20,219          149,389                                        169,608
   Cash - related
      parties                              630,000            6,300           42,700                                         49,000
   Noncash -
      others                             1,729,609           17,296          348,762                                        366,058
   Noncash - re-
      lated parties                         12,120              121              485                                            606

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996



                                                                                          Deficit
                                                                                        Accumulated
                                                                         Additional       in the
                                                         Common           Paid-in       Development       Treasury
                                          Shares          Stock           Capital          Stage            Stock           Total
                                        ---------      -----------      -----------     -----------      -----------     -----------

   Noncash - exer-
      cise of op-
      tions by re-
      lated parties                   2,050,000     $     20,500     $     82,000                                      $    102,500
   Conversion of
      debentures                        540,000            5,400          156,600                                           162,000
   Commission on
      sale of com-
      mon stock -
      related par-
      ties                                                                 (7,123)                                           (7,123)

Net loss                                                                              $ (1,343,959)                      (1,343,959)
                                   ------------     ------------     ------------     ------------     ------------     -----------

Balance, December
   31, 1992                          45,365,723          453,657       10,945,415       (8,124,986)    $    (12,500)       3,261,586

Issuance of common
   stock:
   Cash - others                        873,400            8,734          125,230                                           133,964
   Cash - related
      parties                           777,000            7,770           69,930                                            77,700
   Noncash - others                     150,000            1,500           13,500                                            15,000
   Noncash - set-
      tlement of
      litigation                      1,000,000           10,000           90,000                                           100,000
   Noncash - exer-
      cise of op-
      tions by re-
      lated parties                     200,000            2,000            8,000                                            10,000
   Conversion of
      debentures                        140,000            1,400           33,600                                            35,000
   Conversion of
      loan                              100,000            1,000            9,000                                             10,000

Net loss                                                                                  (797,619)                        (797,619)
                                   ------------     ------------     ------------     ------------     ------------     -----------

Balance, December
   31, 1993                          48,606,123          486,061       11,294,675       (8,922,605)         (12,500)       2,845,631

Retirement of
   treasury stock                       (50,000)            (500)         (12,000)                           12,500

Net loss                                                                                  (381,596)                        (381,596)
                                   ------------     ------------     ------------     ------------     ------------     -----------

Balance, December
   31, 1994                          48,556,123          485,561       11,282,675       (9,304,201)            --         2,464,035


                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996



                                                                                            Deficit
                                                                                           Accumulated
                                                                            Additional       in the
                                                         Common              Paid-in       Development    Treasury
                                               Shares         Stock          Capital          Stage         Stock         Total
                                              ---------    -----------     ------------    -----------   -----------   -----------
Issuance of common
   stock:
   Settlement of
      claims by
      joint venture
      partner                                 6,000,000    $     60,000    $    408,000                                $    468,000
   Repayments of
      loan from
      joint venture
      partner                                 3,200,000          32,000         217,600                                     249,600
   Repayments of
      long-term
      loans from
      related par-
      ties and
      accrued in-
      terest                                  8,679,797          86,798         590,227                                     677,025
   Exchange of
      shares for
      profit parti-
      cipation in-
      terests                                 2,700,000          27,000         (27,000)
   Net loss                                                                                $   (924,344)                   (924,344)
                                             ----------    ------------    ------------    ------------                 -----------

   Balance, Decem-
      ber 31, 1995                           69,135,920         691,359      12,471,502     (10,228,545)                   2,934,316

Issuance of common stock for:
   Cash                                       1,753,411          17,534         280,066                                      297,600
   Services and
     interest                                 3,716,000          37,160         318,277                                      355,437
Conversion of con-
   vertible notes                             4,294,770          42,948         375,792                                      418,740
Repayments of loan
   from joint ven-
   ture partner                               2,316,000          23,160         338,715                                      361,875
Repayments of long-
   term loans from
   related party                              9,366,919          93,669       1,369,912                                   1,463,581
Net loss                                                                                       (967,524)                   (967,524)
                                           ------------    ------------    ------------    ------------    ----------   -----------

Balance, Decem-
   ber 31, 1996                              90,583,020    $    905,830    $ 15,154,264      11,196,069)   $     --     $ 4,864,025
                                           ============    ============    ============    ============    ==========   ===========


See Notes to Financial Statements

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996



                                                                                                                         Cumulative
                                                                                                                            from
                                                                             1996                    1995                Inception
                                                                       ------------            -------------           -------------
Operating activities:
   Net loss                                                            $   (967,524)           $   (924,344)           $(11,196,069)
   Adjustments to reconcile net
      loss to net cash used in operat-
      ing activities:
      Depreciation and depletion                                            121,986                 122,143               2,032,529
      Amortization of debt issuance
         expense                                                                                                            683,047
      Value of common stock issued
         for:
         Services and interest                                              355,437                                       1,325,714
         Settlement of litigation                                                                                           100,000
         Settlement of claims by joint
            venture partner                                                                         468,000                 468,000
      Compensation resulting from
         stock options granted                                                                                              311,900
      Value of stock options granted
         for services                                                                                                       112,500
      Equity in net loss of joint
         venture                                                             12,950                  15,540                 133,220
      Other                                                                                                                  (7,123)
      Changes in operating assets
         and liabilities:
         Prepaid expenses                                                  (107,979)                                       (107,979)
         Other current assets                                                                            71
        Interest accrued on mining
          reclamation bonds                                                  (1,875)                                         (1,875)
         Accounts payable and accrued
            expenses                                                        274,607                 138,305                 736,356
                                                                       ------------            ------------            ------------
               Net cash used in operat-
                 ing activities                                            (312,398)               (180,285)             (5,409,780)
                                                                       ------------            ------------            ------------

Investing activities:
   Purchases and additions to mining,
      milling and other property and
      equipment                                                             (85,000)                                     (5,120,354)
   Purchases of mining reclamation
      bonds, net                                                            (80,000)                                       (125,000)
   Deferred mine development costs
      and other expenses                                                                           (234,435)               (255,319)
                                                                       ------------            ------------            ------------
               Net cash used in invest-
                 ing activities                                            (165,000)               (234,435)             (5,500,673)
                                                                       ------------            ------------            ------------

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996

                                                                                        Cumulative
                                                                                           from
                                                      1996             1995             Inception
                                                   ---------         ---------         ------------

Financing activities:
   Issuances of common stock                       $ 297,600                           $  8,758,257
   Issuance of Underwriter's stock
      warrants                                                                                  100
   Commissions on sales of common
      stock                                                                                (381,860)
   Purchases of treasury stock                                                              (12,500)
   Payments of deferred under-
      writing costs                                                                         (63,814)
   Proceeds from exercise of
      stock options                                                                         306,300
   Issuance of convertible de-
      bentures and notes                             200,000         $ 200,000            1,505,000
   Proceeds of advances from joint
      venture partner                                                  331,980              526,288
   Advances to joint venture
      partner                                       (218,251)                              (218,251)
   Payments of debt issuance
      expenses                                                                             (164,233)
   Proceeds of other notes and
      loans payable                                   80,000                                768,000
      Repayments of other notes and
      loans payable                                                                        (120,000)
   Proceeds of loans from affiliate                                                          55,954
   Repayments of loans from affili-
      ate                                                                                   (48,661)
                                                   ---------         ---------         ------------
         Net cash provided by financ-
            ing activities                           359,349           531,980           10,910,580
                                                   ---------         ---------         ------------

Increase (decrease) in cash                         (118,049)          117,260                  127

Cash, beginning of period                            118,176               916                 --
                                                   ---------         ---------         ------------

Cash, end of period                                $     127         $ 118,176         $        127
                                                   =========         =========         ============


Supplemental disclosure of cash flow data:
   Interest paid                                   $    --           $   4,441         $   298,868
                                                   =========         =========         ============





See Notes to Financial Statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     Organization:

          Franklin Consolidated Mining Co., Inc. (the "Company"), which was originally incorporated on December 1, 1976 under the laws of the
          State of Delaware, is principally engaged in the exploration, development and mining of precious and nonferrous metals, including gold, silver, lead, copper and zinc. The Company owns directly or has an indirect interest in a number of precious and nonferrous metals properties.

          The Company holds the exclusive right to explore, develop, mine and extract all minerals located in 28 patented mining claims comprising approximately 322 acres, in which the Company holds 100% lease interests (the "Hayden/Kennec Leases") and 23 additional owned or leased mining properties (collectively, the "Franklin Mine"), all of which are located near Idaho Springs in Clear Creek County, Colorado. It also constructed a crushing and flotation mill which is located on the site of the Franklin Mine (the "Franklin Mill").

          During 1996, as further explained in Note 3, the Company acquired (i) the Gold Hill Mill, a fully permitted milling facility located in Boulder County, Colorado and (ii) a 20% interest in Newmineco, LLC ("Newmineco"), a Colorado limited liability company, which holds the exclusive mining rights related to the Mogul Tunnel and the surrounding claims located in the Spencer Mountains of Colorado known as the "Mogul Mines."

          During February 1993, the Company entered into a Joint Venture Agreement with Island Investment Corp. ("Island"), which at the time was an unaffiliated company, and formed Zeus No. 1 Investments (the "Joint Venture"), a California general partnership, for the purpose of developing the Franklin Mine and Mill. Among other things, the Zeus Joint Venture Agreement (i) required Island to provide both technical and financial support to the Joint Venture, (ii) required the Company to contribute to the Joint Venture the rights to the exclusive use of its assets (including its lease interests) related to the Franklin Mine and Mill and (iii) originally provided that after the return of any initial capital contributions and certain priority payments, Island and the Company would receive 50% of any partnership income until each party had received $15,000,000; thereafter Island and the Company would receive 73% and 27%, respectively, of any partnership income. In May 1993, Island assigned its interest in the Joint Venture to its 91%-owned subsidiary, Gems & Minerals Corp. ("Gems").

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation (continued):

     Organization (concluded):

          Effective in August 1994, the Company and Island agreed to amend the Zeus Joint Venture Agreement to provide for, among other things, the waiver of priority payments and an adjustment to the distribution arrangement whereby 70% and 30% of the Joint Venture's income or loss (as defined) would be allocated to Gems and the Company, respectively. Effective in September 1995, the Company, Island and Gems agreed to further amend the Zeus Joint Venture Agreement to provide for, among other things, the allocation of 82.5% and 17.5% of the Joint Venture's income or loss (as defined) to Gems and the Company, respectively (see
          Note 5).

          During 1993, operations at the mining properties consisted primarily of the efforts by the Joint Venture to develop and improve mineral recovery methodology, which were financed primarily by Island's cash capital contributions of approximately $430,000. During 1994, such operations consisted primarily of repair and remediation work to comply with environmental regulatory requirements, further site preparation, metallurgical analysis and the planning of an exploratory drilling program to further prove the Company's reserves. During 1995, such operations consisted primarily of a comprehensive core drilling and analysis program (the "Analysis Program"). During 1996, such operations consisted primarily of additional repair and remediation work needed to comply with environmental regulatory requirements.

          Although there are extensive shafts, tunnels and a mill in place on the Franklin Mine site, which management believes would support a 150 ton per day operation, the Joint Venture and the Company had not conducted any significant commercial mining or milling operations at that site through December 31, 1996. In addition, the Company had not conducted any milling operations at the Gold Hill Mill, and Newmineco had not conducted any significant commercial mining operations at the Mogul Mine site, through December 31, 1996. Therefore, the Company, the Joint Venture and Newmineco had not generated any significant revenues through, and were still in the development stage, at December 31, 1996.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation (continued):

     Basis of presentation:

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as explained above, the Company is a development stage enterprise whose operations have generated recurring losses and cash flow deficiencies from its inception. As of December 31, 1996, the Company had a cash balance of $127, an accumulated deficit of approximately $11,196,000, current liabilities of $1,379,000 and a working capital deficiency of
          $1,004,000, and, as explained in Notes 6 and 7, the Company was in default with respect to the payment of the principal balance and the accrued interest on its outstanding secured promissory note and 12.25% convertible debentures. Certain accounts payable were also past due. In addition to the payment of its current liabilities, management estimates that the Company will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $25,000 per month during 1997. Although the Company is entitled to distributions of 17.5% of any net profits generated from the operations of the Franklin Mines by the Zeus Joint Venture, any net profits generated by the Gold Hill Mill and the first $500,000 of any profits generated through the operations of the Mogul Mines by Newmineco plus 20% of any profits thereafter, all such operations are in the development stage and have been generating losses and negative cash flows and management cannot assure that those operations will generate any positive cash flows during 1997. Such matters raise substantial doubt about the Company's ability to continue as a going concern.

          Gems, the Company's Joint Venture partner, will be responsible for providing the remaining capital resources that will be needed for the commencement of operations at the Franklin Mine and the Mogul Mines, and the Company will be responsible for obtaining the remaining capital resources that will be needed for the commencement of operations at the Gold Hill Mill. In the absence of liquid resources, cash flows from operations and any other commitments for debt or equity financing, management believes that the ability of the Company to continue its operations as a going concern will be dependent upon the provision of financing by Gems, which Gems is required to provide pursuant to the Joint Venture Agreement, the continued forbearance of the holders of its secured promissory note and convertible debentures and, ultimately, the ability of the Joint Venture, the Gold Hill Mill and Newmineco to conduct profitable mining and milling operations on a sustained basis.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation (concluded):

     Basis of presentation (concluded):

          Management believes, but cannot assure, that such financing and the financing needed to commence operations at the Franklin Mines and the Mogul Mines will be provided by Gems during 1997, and that the Company will remain dependent on its Joint Venture partner as its primary source of financing for its operations until such time, if any, as the Company begins to receive cash flows from its investments. During the first four months of 1997, Gems repaid advances from the Company and made advances to the Company totaling approximately $300,000. The management of the Company believes that Gems will continue to fulfill its commitment and make such advances until such time, if any, as the Company begins to receive cash flows from its investments.

          In addition to funds committed by Gems, management is considering raising capital by mortgaging the Gold Hill property. The management of the Company believes that, based on the fair value of the Gold Hill property, it can raise a minimum of $1,000,000 using conventional mortgage financing, with guarantees from Gems and its principals. Such funds would be used to supply the working capital initially needed to commence operations at the Gold Hill Mill and as an alternative means of financing operations at the Franklin Mines and Mill and the Mogul Mines.

          Management also believes that, at a minimum, the Company will be able to obtain sufficient financing from Gems and/or mortgage loans on the Gold Hill property to enable the Company to meet its working capital requirements through at least December 31, 1997.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies:

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

          Depletion of mining and milling improvements and mine development expenditures is computed using the units of production method based on probable reserves (there were no charges for depletion in 1996 and 1995 since the Company's mining and milling facilities were not in operation). Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the related assets.

     Impairment of long-lived assets:

          Effective as of January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The adoption of SFAS 121 had no material effect on the Company's 1996 financial statements.

     Joint Venture:

          The Company accounts for its investment in the Joint Venture pursuant to the equity method. As a general partner in the Joint Venture, the Company would be liable to creditors and certain other parties for any obligations the Joint Venture might ultimately be unable to satisfy. Accordingly, the Company records its equity in the net losses of the Joint Venture even though they exceed the Company's total investment.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (concluded):

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

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS



Note 3 - Acquisitions of mining and milling properties:

          On July 3, 1996, the Company acquired the Gold Hill Mill from a wholly-owned subsidiary of Gems, the Company's Joint Venture partner, in exchange for an 8% mortgage note with an initial principal balance of $2,500,000 (see Notes 7 and 10). The Gold Hill Mill is a fully permitted milling facility located in Boulder County, Colorado. The Company will be responsible for the development and operation of the Gold Hill Mill.

          On September 26, 1996, the Company acquired its 20% interest in Newmineco by issuing a 9.5% note payable to Gems with a principal balance of $600,000. Newmineco was a newly-formed, inactive company at the time the Company acquired its 20% interest. Newmineco holds the exclusive mining rights related to the Mogul Mines located in the Spencer Mountains of Colorado. Gems will be responsible for the development and operation of the Mogul Mines. As a result of problems concerning permitting and various other issues related to the Mogul Mines, the purchase price for the Company's 20% interest was reduced to $150,000 on, effectively, December 31, 1996 (see Notes 7 and 10). Pursuant to the agreement with the other investors in Newmineco, the Company will be entitled to the first $500,000 of any profits (as defined) to be distributed by Newmineco and 20% of any of its profits thereafter.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS



Note 4 - Mining, milling and other property and equipment:

          Mining, milling and other property and equipment, at the Franklin Mines and the Franklin Mill and the Gold Hill Mill consisted of the following at December 31, 1996 and 1995:

                                                              1996       1995
                                                         ----------   ----------
                         Land                            $  345,000
                         Machinery and equipment          2,217,220   $1,219,220
                         Mine and mill improvements       5,490,278    4,248,278
                         Furniture and fixtures              11,714       11,714
                         Automotive equipment                84,096       84,096
                                                         ----------   ----------
                                                          8,148,308    5,563,308
                         Less accumulated depreciation
                            and depletion                 1,837,180    1,715,194
                                                         ----------   ----------

                              Total                      $6,311,128   $3,848,114
                                                         ==========   ==========

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note 5 - Status of the Zeus Joint Venture Agreement:

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

          During the latter part of 1994, the management of Gems informed the Board of Directors of the Company that prior to allocating substantial additional resources to the mining facilities owned by the Company (which the Joint Venture is responsible for developing) and the commencement of commercial mining operations, it wished to (i) more clearly define the relationships between the parties to the Zeus Joint Venture Agreement, as amended effective August 31, 1994, and (ii) conduct the Analysis Program to ascertain the scope and extent of proven and probable reserves of mine ore containing economically recoverable minerals not previously identified or reported.

          Effective in December 1994, the Company, Island and Gems entered into a Binding Exchange Letter Agreement. Pursuant to such Binding Exchange Letter Agreement, Gems agreed that, upon consummation of a final agreement, it would transfer, in a tax free exchange, certain of its assets for approximately 270,000,000 newly issued common shares of the Company, together with certain demand and piggyback registration rights and anti-dilution rights. The assets that were to be exchanged by Gems included (i) Gems' 70% interest in the Joint Venture; (ii) the exclusive rights to the use of Gems' proprietary processes, technologies and techniques; and (iii) property rights acquired by Gems pursuant to a November 1994 agreement in principle related to the Hayden lease (see Note 8).

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

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note 5 - Status of the Zeus Joint Venture Agreement (continued)

          The Company was unable to obtain the approval of its stockholders in a timely fashion and Gems made certain claims for compensation under the Exchange Agreement. As a result, in September 1995, the Company, Island and Gems entered into an agreement (the "Settlement Agreement") whereby the parties acknowledged that the Exchange Agreement was not timely consummated due to the failure of the Company to obtain the approval of its stockholders for an increase in its authorized capital stock in a timely manner. In settlement of the parties' claims against the Company for such failure to perform, the Company agreed to issue 6,000,000 shares of its common stock to Gems or, in the alternative, to pay $1,500,000 as upset compensation to Gems (the "Upset Fee"). The Company further agreed to use its best efforts to cause its stockholders to approve an increase in its authorized capital stock from 50,000,000 to 100,000,000 shares of common stock at an annual meeting of stockholders in November 1995 to enable the Company to issue the shares to Gems. In the event that the Company, after using its best efforts, was unable to obtain the requisite approval of its stockholders, Gems agreed to reduce the Upset Fee to $600,000. The parties further agreed to convert $249,600 of the total amount previously advanced to the Company by Gems to cover operating expenses into 3,200,000 additional shares of its common stock, subject to the approval of the Company's stockholders of the increase in its authorized capital stock referred to above. Finally, as further consideration for the settlement of their claims, Gems' interest in the Joint Venture was increased to 82.5% and the Company's interest was reduced to 17.5%. Gems was also given certain demand and piggyback registration rights with respect to shares to be issued under the Settlement Agreement.

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

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS


Note 5 - Status of the Zeus Joint Venture Agreement (concluded):

          Based on information developed through the Analysis Program and previously available geological data and reports, the management of the Joint Venture believes that the application of the Company's proprietary technologies and processes should result in economically viable commercial mining operations at the Franklin Mine.

          The Company's investment in the Joint Venture as of December 31, 1996 and 1995, and the Joint Venture's results of operations for the years then ended, in relation to those of the Company, were not material.

          From time to time, the Company receives advances from and makes advances to Gems. Pursuant to the Joint Venture agreement, these advances are noninterest bearing and without a specific due date. As a result of such advances, the Company had a receivable of $266,438 from Gems at December 31, 1996 and a payable of $313,688 to Gems at December 31, 1995.

          During 1996, the Company issued 2,316,000 shares of common stock to Gems and reduced the balance of its advances payable by $361,875 based on the estimated fair value of the shares issued.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS



Note 6 - Other notes payable:

          Other notes payable was comprised as follows at December 31, 1996:

             12% unsecured demand note                               $20,000
             Secured promissory note (a)                              60,000
                                                                     -------

               Total                                                 $80,000
                                                                     =======

          (a) The outstanding principal balance of the note became payable on July 18, 1996 and is overdue (see Note 8). The note is guaranteed by the Company's Joint Venture partner and certain individuals and is collateralized through a security interest in the Company's mining reclamation bond. Interest on the note is payable based on the rate of interest applicable to the mining reclamation bond.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

Note 7 - Convertible and mortgage debt:

          The Company's convertible debt at December 31, 1996 and 1995 consisted of the following:


                                                      1996       1995
                                                    --------   --------
              12.25% convertible debentures (a)     $145,000   $145,000
              9.5% convertible secured promissory
                note payable to Joint Venture
                partner (b)                          600,000
              15% convertible notes (c)                         200,000
                                                    --------   --------

                   Totals                           $745,000   $345,000
                                                    ========   ========

          (a) As of December 31, 1995, the Company was in default with respect to the payment of the $145,000 principal balance of the debentures and accrued interest payable for the quarters subsequent to March 31, 1995. The Company sent notices to its debentureholders in December 1995 asking for their consent by February 15, 1996 to the further extension of the maturity date to December 31, 1996. It was also contemplated that conversion rights would also be extended at the previous rate of $.50 per share. The Company also agreed that it would make all interest payments due to such holders through December 31, 1995, prepay interest which will become due at the end of the first quarter of 1996 and set up a fund with the Trustee to secure the timely payment of the principal balance of the debentures on December 31, 1996. Only one holder of a $1,000 debenture rejected the Company's request.

               While it was the intention of management and the Company to comply with the terms of the agreements with the debentureholders, the Company has been unable to comply as a result of the liquidity and cash flow problems described in Note
               1. As a result of its default and its continued failure to comply with the December 1995 agreements, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debentureholders seeking immediate repayment of principal plus interest and penalties. Management cannot assure that there will be funds available for the required payments or what the effects of any actions brought by or on behalf of the debentureholders will be.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS



Note 7 - Convertible and mortgage debt (continued):

          (b) In September 1996, the Company acquired its 20% interest in Newmineco by issuing a 9.5% note payable to Gems with a principal balance of $600,000. As a result of problems concerning permitting and various other issues related to the Mogul Mines, the purchase price was reduced to $150,000 on, effectively, December 31, 1996. The $450,000 reduction in the purchase price was effectuated through an equivalent reduction in the principal balance of the 8% mortgage note that is also payable to Gems by the Company. The 9.5% note was originally due on June 30, 1997. However, on February 7, 1997, Gems notified the Company that it had assigned its interest in the 9.5% note to certain third parties. On February 10, 1997, the Company notified the assignees that it had elected to convert the principal balance of the 9.5%
               note into 7,692,308 shares of common stock based on the conversion rate of $.078 per share.

          (c) In December 1995, the Company commenced an offering exempt from registration pursuant to Rule 505 of Regulation D of the 15% secured convertible promissory notes in the aggregate principal amount of $1,500,000. The Company terminated the offering on February 5, 1996 after selling convertible notes in the aggregate principal amount of $400,000, of which $200,000 was outstanding at December 31, 1995 as shown above. Each convertible note was scheduled to mature 18 months from the date of its issuance. The notes were convertible into shares of the Company's common stock after April 1, 1996 at a conversion price based on 75% of the average market price of the Company's common stock (as defined) for a specified period prior to conversion. During the second quarter of 1996, the Company issued 4,294,770 shares of common stock upon the conversion of all of the notes based on the total balance of the principal and accrued interest outstanding of $418,740 and the conversion price of $.0975 per share.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS



Note 7 - Convertible and mortgage debt (concluded):

          The $586,419 principal balance of the 8% mortgage note payable to the Joint Venture partner at December 31, 1996 represents the remainder of the $2,500,000 principal balance of the note issued by the Company to a subsidiary of Gems on July 3, 1996 as the consideration for the acquisition of the Gold Hill Mill facility. In July 1996, the Company commenced an offering for the issuance of shares of common stock at the equivalent of $.15625 per share in exchange for certain notes, mortgages and other obligations of Gems and its affiliates (see Note
          10). Upon completion of the offering, the Company issued 9,366,919 shares of common stock to purchase obligations of Gems and its affiliates with an aggregate principal balance of $1,463,581, and canceled the obligations in exchange for an equivalent reduction in the principal balance of the 8% mortgage note. Effective December 31, 1996, the principal balance was reduced by $450,000 as a result of the adjustment to the purchase price of its 20% interest in Newmineco as explained above.

          Accounts payable and accrued expenses at December 31, 1996 includes accrued interest on the 8% mortgage, a portion of which was due as of September 30, 1996. The entire remaining principal balance of the 8% mortgage note, which is due no later than July 3, 1999, is secured by the property and equipment related to the Gold Hill Mill.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS



Note 8 - Commitments and contingencies:

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

          The initial terms of the Hayden/Kennec Leases were for 20 years at aggregate monthly rentals equal to the greater of $2,000 or 5% of realized proceeds from the sale of minerals derived from the leased property. In addition, the Company is required to pay all related property taxes and insurance costs. Rentals amounted to $24,000 in 1996 and 1995 and were paid by the Joint Venture.

          On November 19, 1996, the Company entered into an amendment to the Hayden/Kennec Leases with respect to the portion of the leasehold attributable to Dorothy Kennec (the "Kennec Amendment"). Pursuant to the terms of the Kennec Amendment, Kennec agreed to extend the terms of the Hayden/Kennec Leases as they related to her portion of the leasehold rights for one year. The extension will expire on November 12, 1997. In consideration for such extension, the Company agreed to increase the rental payment to Kennec under the original Hayden/Kennec Leases from $1,000 to $2,000 per month. Kennec will also receive 104,000 shares of the common stock of the Company. All of the payments made under the Kennec Amendment, plus the value of the shares issued thereunder, will be further applied against the buy-out price of the property under the original Hayden/Kennec Leases.

          The Hayden/Kennec Leases grant the Company the right to purchase the mineral rights to the leased property upon the payment of $1,250,000 less any previous rental payments.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note  8  -  Commitments  and   contingencies   (continued):

     Lease commitments(concluded):

          In the event that the Hayden/Kennec Leases are terminated, any leasehold or other improvements on the mining properties made by Gems, the Joint Venture or the Company become the property of the lessors without compensation to Gems, the Joint Venture or the Company. The Company has the right to assignment under the lease.

          To further secure the ability of the Joint Venture partners to exploit the Clear Creek County mining properties, Gems entered into an agreement on December 21, 1995 (which was amended and restated in September 1996) to purchase all of the right title and interest of Audry Hayden in and to all mining claims and properties located on the property which is subject to the Hayden/Kennec Lease as well as Hayden's interest under the Hayden Lease with the Company (the "Hayden Interests") for a purchase price of $75,000. In addition, Gems agreed to pay Hayden $5,000 representing payment in full of back payments due and owing to Hayden by the Company on the Hayden Lease and further agreed to pay to Hayden $1,000 per month for a period of 12 months commencing on the date of the Purchase Agreement. On the date upon which the final $1,000 installment is due to Hayden, Gems will pay the remaining principal balance of the purchase price which will consist of $75,000 less the initial payment of $5,000 advanced for back payments on the Hayden Lease. The management of Gems has informed the Company that it believes that as a result of the acquisition of the Hayden Interests, the interest in the surface rights held by the Hayden Lease and the provisions of the Kennec Lease that permit the exploration and development of such properties by any method of mining, the Joint Venture will have adequate access to the minerals during the term of the Kennec Lease and on a continuing basis even if the Kennec Lease should expire and not be renewed by the Company.

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

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

Note 8 - Commitments and contingencies (continued):

     Environmental matters (continued):

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

          In February 1996, the DMG permitted the Company to commence crushing activity at the Franklin Mine pursuant to another prospecting permit. In March 1996, the Company was notified that it would be required to increase its land reclamation bond by an amount that would be determined subsequently. In an effort to comply, the Company increased its reclamation bond from $45,000 to $93,000. On or about March 28, 1996, the Company received a temporary cease and desist order prohibiting it from conducting mining and milling operations at the Franklin Mine until such time as all of the violations cited by the DMG were corrected. In addition, the Mined Land Reclamation Bureau of Colorado (the "MLRB") determined that the Company's reclamation bond should be further increased to approximately $252,000.

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

          On January 31, 1997, the Company received approval from the DMG of its March 6, 1996 amended application to its permit. As a result, management believes that substantially all of the necessary environmental and regulatory approvals have been obtained that are needed to enable the Company to commence mining and milling operations at the Franklin Mine and/or the Mogul Mines during 1997.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note 8 - Commitments and contingencies (concluded):

     Environmental matters (concluded):


          The amended permit, among other things, increases the permitted area of the Franklin Mine to 42.5 acres and allows for the processing of ore on an unlimited basis. The amended permit further contemplates the submission of a final design for tailings disposal facilities, the installation of a Surface Water Control Plan previously approved by the DMG, the filing of an Environmental Protection Plan, and the completion of certain closure plans.

     Litigation:

          The Company is involved in various litigation as explained below:

          a)   The  Company,  the Joint  Venture,  Gems,  Island  and others are defendants in an action related to a dispute over fees for engineering consulting services supplied in the amount of approximately $268,000. The Court has remanded the case to arbitration. The defendants plan to vigorously defend their position asserting that the work was never completed.

          b) The Company, Island, Newmineco and others are defendants in litigation involving title to the mining claims at the Mogul Mines. This action was instituted by the former owners of such claims. The Company intends to vigorously contest the action. In the opinion of legal counsel, the defendants have valid defenses to all claims.

          c) In April 1997, the Company was notified by the Superior Court of New Jersey that it had received a copy of a complaint by the holder of the $60,000 secured note, which was due and payable in July 1996 (see Note 6). The complaint demanded, among other things, payment of all principal and interest due. As of April 14, 1997, the Company had not received service of such complaint.

          Management believes that, to the extent that any of the claims are finally determined to have merit, the Company has made adequate provision for any amounts that may be due. However, management also believes that it is too early in the process to evaluate the possible outcome of these claims or estimate the amount or range of any additional loss or the likelihood of such loss occurring. An unfavorable resolution of these matters could result in material liabilities and/or charges which have not been reflected in the accompanying financial statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

Note 9 - Income taxes:

          As of December 31, 1996, the Company had net operating loss carryforwards of approximately $9,844,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through December 31, 2011. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations.

          The  Company  has  offset  the  deferred   tax  asset  of   $3,347,000
          attributable to the potential benefits from such net operating loss carryforwards as of December 31, 1996 by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. There were no other material temporary differences as of that date.

          The expected Federal income tax benefit, computed based on the Company's pre-tax losses in 1996 and 1995 and the statutory Federal income tax rate, is reconciled to the actual tax benefit reflected in the accompanying financial statements as follows:

                                                   1996         1995
                                                ---------    ---------

           Expected tax benefit at statutory
              rates                             $ 329,000    $ 314,000

           Decrease resulting from valuation
              allowance for benefits from net
              operating loss carryforwards       (329,000)    (314,000)
                                                ---------    ---------

                 Totals                         $      --    $      --
                                                =========    =========

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

Note 10- Stockholders' equity:

     Issuances of common stock:

          In May 1992, the Company issued a series of promissory notes to related parties and others in the aggregate principal amount of $504,000 that bore interest at 3% above a specified prime rate. In addition, the holders of notes in the principal amount of $450,000 were entitled, under certain conditions, to a 1% interest in the profits (as defined) of the Company for each $50,000 of principal amount held and, accordingly, held total profit participation interests of 9%. In July 1993, Gems was assigned notes in the principal amount of $200,000 and the related 4% profit participation interests.

          During 1995, the Company entered into agreements for the conversion of all of the notes, the accrued interest thereon and the profit participation interests whereby (i) the entire principal balance and the accrued interest payable at the respective dates of conversion which totaled $677,025 was converted at $.078 per share (the estimated fair market value of the unregistered shares) into a total of 8,679,797 shares of common stock and (ii) all of the profit participation interests were converted at the rate of 300,000 shares for each 1% profit participation interest held into a total of 2,700,000 shares of common stock. These conversions were noncash transactions and, accordingly, they are not reflected in the accompanying 1995 statement of cash flows.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note 10- Stockholders' equity (continued):

     Issuances of common stock (continued):

          In February 1996, the Company commenced an offering pursuant to Rule 505 of Regulation D of its common stock to accredited and unaccredited investors to raise funds for operations. Subscribers of the offering purchased the common stock at 15% below the market price as quoted on NASDAQ at the close of business on a specified date prior to the termination of the offering. The Company raised approximately $202,600 from the sale of 953,411 shares at $.2125 per share.

          During the second quarter of 1996, the Company issued 4,294,770 shares of common stock upon the conversion of all of the 15% secured convertible promissory notes then outstanding based on the total balance of the principal and accrued interest outstanding of $418,740 and the conversion price of $.0975 per share.

          In July 1996, the Company commenced an offering to unaffiliated parties pursuant to Regulation D for the issuance of shares of common stock at the equivalent of $.15625 per share in exchange for certain notes, mortgages and other obligations of Gems and its affiliates. Upon completion of the offering, the Company issued 9,366,919 shares of common stock to purchase obligations of Gems and its affiliates with an aggregate principal balance of $1,463,581, and canceled the obligations in exchange for an equivalent reduction in the principal balance of the 8% mortgage note payable to Gems (see Note 7).

          In July 1996, the Company commenced another offering to unaffiliated parties pursuant to Regulation D of up to 10,000,000 shares of its common stock at $.125 per share. The offering was on a best efforts basis. The Company sold 800,000 shares of common stock and raised $95,000 before the offering was terminated on September 15, 1996.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS



Note 10- Stockholders' equity (concluded):

     Issuances of common stock (concluded):

          During 1996, the Company issued 2,316,000 shares of common stock to Gems, with an estimated fair value of $361,875, to reduce the balance of advances payable and 3,716,000 shares of common stock, with an estimated fair value of $355,437, in exchange for financial consulting and other services and for the payment of accrued liabilities.

     Warrants issued for services:

          During 1995, the Company issued warrants for the purchase of 500,000 shares of common stock at an exercise price of $.01 per share as part of the consideration for services provided to the Company. In the opinion of management, the fair value of the warrants was not material and the Company did not recognize any expense related to such issuance. These warrants were returned to the Company in April 1997.

     Common stock reserved for issuance:

          At December 31, 1996, there were 290,000 shares of common stock reserved for issuance upon the exercise of the 12.25% convertible debentures and 7,692,608 shares reserved for issuance upon the exercise of the 9.5% note payable that was exercised on February 10, 1997 (see Note 7).

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS



Note 11- Subsequent events:

     Real estate taxes:

          As of December 31, 1996, the Company was delinquent in paying approximately $50,700 of the required taxes due (including interest) on the Franklin Mine. Clear Creek County had filed liens on those taxes in arrears. Certain of the liens were sold under auction in October 1994.

          On April 30, 1997, the Company paid all of the delinquent taxes which will cause the liens to be removed.

     Litigation:

          In April 1997, the Company paid $45,000 in full settlement of a case involving a fee dispute with a former legal counsel to the Company. As part of the settlement, the plaintiff, among other things, returned warrants to purchase 500,000 shares of the Company's common stock which had been issued to him in prior years.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     On December 26, 1995, the Company notified Wolinetz, Gottlieb & Lafazan, P.C. ("WGL") of its decision to dismiss the firm as its independent auditors and of its intention to retain J.H. Cohn & Company ("J.H. Cohn") as its independent accountants for year ended December 1995. The decision to dismiss WGL was approved by the Board of Directors of the Company.

     During the two most recent fiscal years of the Company prior to the dismissal, none of the reports of WGL on the financial statements of the Company contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to audit scope, or accounting principles; however, WGL had modified its reports on the financial statements of the Company as a going concern. During the two most recent fiscal years and the subsequent interim period preceding the dismissal of WGL, there were no disagreements with the Company and WGL concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would have caused WGL to make a reference to the subject matter thereof in its report had such disagreement not been resolved to the satisfaction of WGL. The Company thereafter retained J.H. Cohn & Company to act as their independent auditors in February, 1996.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act

Name                           Age                Position
----                           ---                --------

J. Terry Anderson              49                 Chairman, President
                                                  Treasurer, Director

Robert Waligunda               50                 Secretary, Director

Robert J. Levin                50                 Vice President-Finance

Richard Brannon                47                 Vice President-West Coast
                                                  Operations

     J. Terry Anderson. Mr. Anderson has served as a director of the Company since August, 1991, as the Company's Chairman of the Board since June, 1993, as the Company's President since June, 1994, and as the Company's Treasurer since August, 1995. From 1977 to the present, Mr. Anderson has served as Chairman, President, a director and a principal stockholder of Anderson Chemical Company, a privately-held company located in Litchfield, Minnesota which is engaged in the manufacturer and marketing of sanitation and water treatment chemicals. Mr. Anderson has also served as a member of the local advisory board of Norwest Bank, Minnesota Central, N.A., Litchfield Minnesota. Mr. Anderson received a Bachelor of Arts degree in theology from Ambassador College in Big Sandy, Texas in 1972. Prior to that time, Mr. Anderson pursued a degree in Business Administration from the University of Minnesota from 1965 to 1968.

     Robert L. Waligunda. Mr. Waligunda has served as a director of the Company since 1985 and as Secretary of the Company since August 1995. From 1965 to the present, Mr. Waligunda has served as founder, President and principal stockholder of Sky Promotions, Inc., a Pittstown, New Jersey marketing and management  company  involved in sales,  advertising  and  marketing  of hot air balloons and inflatable products. He is the founder and director of International Professional Balloon Pilots Racing Association, a member of the advisory board of Aerostar International, Inc., the world's oldest and largest balloon manufacturing company, and a member of the National Aeronautic Association, the Experimental Aircraft Association, and the Airplane Owner and Pilots Association. Mr. Waligunda received a Masters of Science degree in guidance and psychological services from Springfield College in 1968.

     Robert J. Levin Mr. Levin has served as the Vice President-Finance of the Company since December, 1995. From January 1984 through July 1990 , Mr. Levin served as a Senior Partner in the accounting firm of Levin, Pascale & Co. From July 1990 to December 1995, Mr. Levin operated a private accounting practice. Mr. Levin is a Certified Public Accountant.

     Richard Brannon Mr. Brannon has served as the Vice President-West Coast Operations since February, 1996. Mr. Brannon is a California licensed real estate broker and 100% owner of A Reel Mortgage, Inc., a mortgage and loan servicing company organized in 1991. Mr. Brannon is a founding director of the California Trustee Mortgage Broker Association, a not-for-profit corporation.

     To the Company's knowledge and based solely on a review of such materials as are required by the Securities and Exchange Commission, each officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common stock timely filed all forms and reports required to be filed pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, during the fiscal year ended December 31, 1995; except, with respect to Messrs. Brannon and Levin who have not made any required filings under Section 16(a) and with respect to Mr. Anderson who has not filed an annual report on Form 5 for fiscal year ended 1995 indicating the acquisition by him of restricted securities in connection with the Anderson Note.

Item 10. Executive Compensation

     No compensation has been awarded to, earned by or paid to any of the named executives or directors of the Company during the fiscal year ended 1996.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a)  Certain Beneficial Owners of Common Stock

Name and                      Amount and                        Percentage
Address of                    Nature of                          of Class
Beneficial                    Beneficial
Owner                         Owner

Gems & Minerals
Corp.; Island Investment
Corp.; Whitey Bear Trust,
 as a group (1)(2)            10,827,577                          11.8%

-----------------------------------

(1) Gems has the sole right to direct the voting or disposition of the 10,827,577 shares of the Common Stock and to receive or direct the receipt of dividends from, or the proceeds from the sale of, any such shares. Through its ownership of the controlling interest in Gems (91% of the voting stock), Island has the power to direct Gem's actions with respect to such shares. Through its ownership of the controlling interest in Island (91% of the voting stock), the Trust indirectly has the same power. Such power of the Trust would be exercised by the Trustee in his capacity as sole Trustee of the Trust.

(2) The amount of shares owned by Gems is as of December 31, 1996. As of March 28, 1997, Gems had disposed of 7,200,000 additional shares, leaving 3,627,577 or 4% of the issued outstanding shares of common stock of the Company.

(b)  Security Ownership of Management of Common Stock

Name and                            Amount and                      Percentage
Address of                          Nature of                       of Class
Beneficial                          Beneficial
Owner                               Owner


J. Terry Anderson                   4,189,660(1)                        4.6%

Robert L. Waligunda                   192,500(2)                         .2%


Directors and Executive
Officers as a Group                 4,381,660                           4.8%

-----------------------------

1. Includes 1,688,140 shares owned by Mr. Anderson, 10,000 shares owned by Bruce
E. Anderson Trust under which Mr. Anderson acts as Trustee and 2,491, 520 owned by Anderson Chemical Company for which Mr. Anderson serves as a director and president and owns approximately 21% of the outstanding shares. Mr. Anderson disclaims any beneficial ownership with respect to shares of the Company owned by his brothers.
2. Includes 30,000 shares pledged as collateral to a non - affiliate individual.

Item 12. Certain Relationships and Related Transactions

     In July 1996, Anderson Chemical Company advanced a loan to the Company for working capital in the amount of $20,000. Such loan was evidenced by a promissory note bearing interest at 12%. The principal amount and all accrued and unpaid interest is currently outstanding.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K


Exhibits

     The following documents are filed as exhibits herewith, unless otherwise specified by an asterisk, and are incorporated herein by this reference:

  Exhibit                                                         Sequentially
  Number       Description of Exhibit                             Numbered Pages

3.1            Amended and First Restated Certificate of
               Incorporation filed with the Delaware
               Secretary of State on December 4, 1995.
               (Incorporated by reference, Annual Report on Form 10KSB for year ended December 31, 1995)

3.2            Amended and Restated By-Laws of the Company
               (Incorporated by reference, Annual Report on Form 10-K for Year Ended December 31, 1994,
               Exhibit 3.2.)

4.1            Form of Indenture dated January 2, 1990
               (Incorporated by reference, Registration
               Statement on Form S-1, File No. 33-31418,
               Exhibit 4.1.)

10.1           Mining Lease and Option to Purchase, dated
               November 12, 1976, among Davis I. And Audrey
               I. Hayden, husband and wife, and Dorothy L.
               Kennec, a single woman and trustee for her children, and Gold Developers and Producers
               Incorporated (Incorporated by reference,
               Registration Statement on Form S-1, File No.
               33-31418, Exhibit 10.1.)

10.2           Indenture, dated August 2, 1982, by and
               between the Company and David I. and Dorothy
               I. Hayden. (Incorporated by reference,
               Registration Statement on Form S-1, File No.
               33-31418, Exhibit 10.2.)

10.3           Agreement, dated August 2, 1982, by and
               between the Company and David I. and Audrey
               I. Hayden. (Incorporated by reference,
               Registration Statement on Form S-1, File. No.
               33-31418, Exhibit 10.3)

10.4 Loan Agreement, dated May 18, 1992, by and between the Company and various Lenders.
               (Incorporated by reference, current Report on Form 8-K dated July 19, 1993, File No.
               0-9416, Exhibit (d).)

10.5           Zeus Joint Venture Agreement, dated February
               26, 1993 between the company and Island
               Investment Co. (Incorporated by reference,
               Current Report on Form 8-K dated July 19,
               1993, File No. 0-9416, Exhibit (a) filed as exhibit to Schedule 13D filed by Gems &
               Minerals Corp.)

10.6           Amended Loan Agreement, dated as of July 15,
               1993, by and between the Company and various
               Lenders. (Incorporated by reference, Current
               Report on Form 8-K dated July 19, 1993, File
               No. 0-9416, Exhibit (c).)

10.7 Scheduled 13D filed with the Commission on July 23, 1993 by Gems & Minerals Corp. (Incorporated by reference, Current Report on Form 8-K dated July 19, 1993, File No. 0-9416, Exhibit (a), filed with exhibits (I) February 26, 1993 Zeus Joint Venture Agreement and (ii) various Exchange Agreements between Gems & Minerals Corp. and Anthony DiMatteo, Cheryl Peterson, John DiMatteo and Joseph DiMatteo).

10.8 Amendment to Zeus Joint Venture Agreement, dated as of August 31, 1993, by and between the Company and Island Investment Co. and
               Gems & Minerals Corp. (Incorporated by
               reference, Current Report on Form 8-K, dated
               August 31, 1993, File No. 0-9416, Exhibit
               (a).)

10.9 Exchange Letter Agreement, dated June 27, 1994, by and between the Company and Island Investment Corp. and Gems and Minerals Corp. (Incorporated by reference, Current Report on Form 8-K, dated June 27, 1994, File No. 0-9416, Exhibit B.)

10.10 Purchase Agreement, dated November 22, 1994, by and between Gems & Minerals Corp. and Audrey I. Hayden regarding certain portions of the Hayden/Kennec Leases (Incorporated by reference, Annual Report on Form 10-K for Year Ended December 31, 1994, Exhibit 10.10.)

10.11 Binding Exchange Letter Agreement, dated as of December 14, 1994, by and between the Company and Island Investment Corp. and Gems
               & Minerals Corp (Incorporated by reference,
               Annual Report on Form 10-K for Year Ended
               December 31, 1994, Exhibit 10.11.)

10.12 Standard Drilling Contract, dated December 15, 1994, by and between the Company and American Mine Services Inc. (Incorporated by reference, Annual Report on Form 10-K for Year Ended December 31, 1994, Exhibit 10.12.)

10.13 Schedule 13D filed with the Commission on March 20, 1995 by Gems & Minerals Corp. (Incorporated by reference, Current Report on Form 8-K dated March 20, 1995, File No. 0-9416, Exhibit (b).)

10.14          Amendment, dated August 24, 1995, to the
               Binding Share Agreement, dated December 14,
               1994. (Incorporated by reference, Current
               Report on Form 8-K dated August 24, 1995,
               File No. 0-9416, Exhibit B.)

10.15 Settlement Agreement, dated September 27, 1996, by and among the Company, Gems & Minerals Corp and Island Investment Corp. (Incorporated by reference, Current Report on Form 8-K dated September 27, 1995, File No. 0-9416, Exhibit A.)

10.16 Agreement, dated September 26, 1995, among the Company, Bruce R. Anderson, J Terry
               Anderson, Leif E. Anderson, Lindsay A.
               Anderson and Carlo Sgrizzi regarding
               conversion of Anderson Loans ( Incorporated by reference, Current Report on Form 8-K dated September 27, 1995, File No. 0-9416,
               Exhibit B.)

10.17 Schedule 13D filed with the Commission on December 28, 1995 by Gems & Minerals Corp.,
               Island Investment Corp. and Whitey Bear
               Trust, as a group. (Incorporated by
               reference, Current Report on Form 8-K dated
               December 26, 1995, File No. 0-9416, Exhibit
               B)

*10.18 Assignment of the contract dated February 1, 1996, by and between Newmineco, LLC and Durango Metals, Inc., by Newmineco, LLC to the Zeus Joint Venture.

*10.19 Novation Agreement, dated March 18, 1996, between Charles R. Rugg (and Cindy McCullum,
               McCullum being the Lessor/Optioner as to the Mascott Lode Claim only), original party and Durango Metals, Inc., discharged partly, and Island Investment Corporation, substantial party.

*10.20         Mining Lease, dated March 18, 1996 between
               Island Investment Corp. and Charles R. Rugg and Cindy McCullum (McCullum being the Lessor/Optioner as to the Mascott Lode claim only.

*10.21 Letter of Intent, date June 5, 1996, by and between the Company and Gems & Minerals Corp.

10.22 Deed of Trust, dated July 3, 1996, between the Company and Colina Oro Molina, Inc.
               (Incorporated by reference, Quarterly Report on Form 10-QSB for Quarter Ended June 30,
               1996, Exhibit B).

10.23          Memorandum of Understanding, dated July 3,
               1996, between the Company and Colina Oro
               Molina, Inc. (Incorporated by reference,
               Quarterly Report on Form 10-QSB for Quarter
               Ended June 30, 1996, Exhibit B)

10.25          Deed, dated July 3, 1996, between Colina Oro
               Molina, Inc. and the Company. (Incorporated by reference, Quarterly Report on Form
               10-QSB, for the Quarter Ended June 30, 1996,
               Exhibit B)

10.24          Promissory Note, dated July 3, 1996, by the
               Company in favor of Colina Oro Molina, Inc.
               in the amount of $2,500,000 (Incorporated by reference, Quarterly Report on Form 10-QSB for Quarter Ended June 30, 1996, Exhibit B)

*10.26         Promissory Note, dated July 6, 1996 by the
               Company in favor of Anderson Chemical Co. in the aggregate principal amount of $20,000.

*10.27         Amendment No. 1 to Schedule 13D, dated July
               10, 1996, filed with the Commission by Gems &
               Minerals Corp., Island Investment Corp. and
               Whitey Bear Trust, as a Group.

*10.28         First Amendment to the Joint Venture
               Agreement of Zeus No. 1 Investments, a
               California general partnership, dated August
               15, 1996.

*10.29 Letter Agreement, dated September 5, 1996, by and between Mrs. Audrey I. Hayden and Gems &
               Minerals Corp.; Letter Agreement dated
               September 12, 1996, by and between Mrs.
               Audrey I. Hayden and the Company.

10.30 Assignment, dated September 26, 1996, by Gems & Minerals Corp. in favor of the Company (incorporated by reference, Quarterly Report on Form 10-QSB for Quarter Ended September 30, 1996, Exhibit A)

10.31          Secured Promissory Note, dated September 26,
               1996, by the Company in favor of Gems &
               Minerals Corp. in the principal amount of $600,000 (Incorporated by reference,
               Quarterly Report on Form 10-QSB, for the
               Quarter Ended September 30, 1996, Exhibit B)

*10.32 Amendment dated November 19, 1996, mining lease and Option to Purchase, dated November
               12, 1996, between the Company and Mrs.
               Dorothy Kennec.

*10.33         Amendment No. 2 to Schedule 13D, dated
               December 26, 1996, filed with the Commission by Gems & Minerals Corp., Island Investment
               Corp and Whitey Bear Trust as a group.

13 Proxy Statement to Stockholders of the Company for the fiscal year ended December 31, 1994 . Except for those portions of such Proxy Statement to Stockholders, expressly incorporated by reference into this Report, such Annual Report to Stockholders is solely for the information of the Securities and Exchange Commission and Shall not be deemed a "filed" document. (Incorporated by reference, Annual Report on Form 10-KSB for Year Ended December 31, 1995)

24.1 Consent of Gifford A. Dieterle, dated June 3, 1994, as an Expert with respect to the geological reports dated December 7, 1993, and May 16, 1994 filed as supplemental information with the Company's Annual Report on Form 10-K for the year ended December 31, 1994. (Incorporated by reference, Annual Report on Form 10-K for Year Ended December 31, 1993, File No. 0-9416, Exhibit 23.)

28.1 Maps and Geological Reports prepared by consultant Gifford A. Dieterle dated December 7, 1993 and May 16, 1994. (Incorporated by reference, Annual Report on Form 10-K for Year Ended December 31 1993, File No. 0-9416,
               Exhibit 23.)

28.3           Letter from Messrs., Bruce, Terry, Leif and
               Lindsay Anderson dated June 2, 1994 waiving defaults under certain promissory notes.
               (Incorporated by reference, Annual Report on Form 10-K for Year Ended December 31, 1993,
               File No. 0-9416, Exhibit 23.)

28.4 Letter from Gems & Minerals Corp. dated June 4, 1994 amending Zeus Joint Venture Agreement regarding waiver of joint venture defaults. (Incorporated by reference, Annual Report on Form 10-K for Year Ended December 31, 1993, File No. 0-9416, Exhibit 23.)

28.5 Letter from Gems & Minerals Corp. dated March 27, 1995 amending Zeus Joint Venture Agreement regarding waiver of joint venture defaults and extending the upset date and promissory note due date.(Incorporated by reference, Annual Report on Form 10-K for Year Ended December 31, 1994, File No. 0-9416, Exhibit 28.5.)

28.6 Letter from Messrs., Bruce, Terry, Leif and Lindsay Anderson dated March 27, 1995 waiving defaults under certain promissory notes and extending due dates on such notes to September 30, 1995 (Incorporated by reference, Annual Report on Form 10-K for Year Ended December 31, 1994, File No. 0-9416, Exhibit 28.6.)

28.7 Letter from Anderson Chemical Company dated March 27, 1995 waiving defaults under certain promissory notes and extending due date on such notes to September 30, 1995. (Incorporated by reference, Annual Report on Form 10-K for Year Ended December 31, 1994, File No. 0-9416, Exhibit 28.6.)

-------------

* Filed herewith
Reports on Form 8-K

         Current Report on Form 8K, dated February 5, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                           FRANKLIN CONSOLIDATED MINING CO. , INC.


May  1, 1997               By:/s/ J. Terry Anderson
                             ----------------------
                             J. Terry Anderson, Chairman, President and Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ J. Terry Anderson            Director/Chairman, President       May 1, 1997
-----------------------          and Treasurer
J. Terry Anderson

/s/ Robert Waligunda             Director/Secretary                 May 1, 1997
-----------------------
Robert Waligunda

/s/ Robert Levin                 Vice President-Finance             May 1, 1997
-----------------------
Robert Levin

/s/ Richard Brannon              Vice President-West Coast          May 1, 1997
-----------------------          Operations
Richard Brannon