Form 10QSB
period 1997-03-31
FRANKLIN CONSOLIDATED MINING CO INC
filed 1997-05-14
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1997                 Commission File No. 0-9416

                     FRANKLIN CONSOLIDATED MINING CO., INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                     #13-2879202
(State or other jurisdiction                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


76 Beaver Street, Suite 500, New York, New York              10005
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area code           (212) 344-2828

The Number of Shares Outstanding of Common Stock
$.01 Par Value, at March 31, 1997                            91,583,020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

Yes _____X_____                                              No ___________


1. Includes 1,000,000 shares held in escrow returned to Company in May, 1997

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                                                                    March 31,           December 31,
                           ASSETS                                                                     1997                  1996
                           ------                                                                     ----                  ----
Current Assets:
     Cash                                                                                        $      4,543          $        127
     Prepaid expenses                                                                                  80,984               107,979
     Advances to joint venture partner                                                                165,417               266,438
                                                                                                 ------------          ------------
           Total current assets                                                                       250,944               374,544

Mining, milling and other property and
     equipment, net of accumulated depreciation
     and depletion of $1,867,180 and $1,837,180                                                     6,281,128             6,311,128
Investment in equity investee                                                                         150,000               150,000
Mining reclamation bonds                                                                              127,827               126,875
                                                                                                 ------------          ------------

           Totals                                                                                $  6,809,899          $  6,962,547
                                                                                                 ============          ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current Liabilities:
     12.25% convertible debentures                                                               $    145,000          $    145,000
     9.5% convertible note payable to joint venture partner                                           600,000               600,000
     Other notes payable                                                                               80,000                80,000
     Accounts payable and accrued expenses                                                            554,254               553,883
                                                                                                 ------------          ------------
           Total current liabilities                                                             $  1,379,254          $  1,378,883

8% mortgage note payable to joint venture partner                                                     586,419               586,419
Excess of equity in net losses of joint venture over investment                                       136,108               133,220
                                                                                                 ------------          ------------
           Total liabilities                                                                     $  2,101,781          $  2,098,522
                                                                                                 ------------          ------------

Comments and contingencies

Stockholders' equity:
     Common stock, par value $.01 per share;
     100,000,000 shares authorized;
     90,583,020 and 69,135,920 shares issued and outstanding                                          905,830               905,830
     Additional paid-in capital                                                                    15,154,264            15,154,264
     Deficit accumulated in the development stage                                                 (11,351,976)          (11,196,069)
                                                                                                 ------------          ------------
           Total Stockholders' equity                                                               4,708,118             4,864,025
                                                                                                 ------------          ------------

           Totals                                                                                $  6,809,899          $  6,962,547
                                                                                                 ============          ============



                  See Notes to Condensed Financial Statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                             Three Months               Cumulative
                                                                                            Ended March 31,                   from
                                                                                          1997           1996            Inception
                                                                                          -----          ----            ----------
Revenues:

     Sales                                                                                                             $    876,082

     Interest income                                                             $      952           $     590             541,839
     Other income                                                                                                            75,000
                                                                                    -------             -------          ----------
        Totals                                                                          952                 590           1,492,921
                                                                                    -------             -------          ----------
Expenses:
     Mine expenses                                                                                                        3,360,793
     Write-down of inventories                                                                                              223,049
     Depreciation, depletion and amortization                                        30,000              30,535           2,062,529
     General and administrative expense                                              86,018             233,985           5,116,450
     Interest expense                                                                37,953              19,441             633,791
     Amortization of debt issuance expense                                                                                  683,047
     Equity in net loss of joint venture                                              2,888               1,050             136,108
     Loss on settlement of claims by joint venture partner                                                                  468,000
     Loss on settlement of litigation                                                                                       100,000
     Loss on investment in oil and gas wells                                                                                 61,130
                                                                                    -------             -------          ----------
        Totals                                                                      156,859             285,011          12,844,897
                                                                                    -------             -------          ----------

Net loss                                                                        ($  155,907)        $  (284,421)       $(11,351,976)
                                                                                ===========         ===========        ============


Weighted average shares outstanding                                              90,583,020          69,249,729
                                                                                 ==========          ==========


Net loss per common share                                                            $( - )              $( - )
                                                                                 ==========          ==========



                   See Notes to Condensed Financial Statements

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                          Three Months
                                                                                         Ended March 31,                 Cumulative
                                                                                         ---------------                    from
                                                                                     1997              1996              Inception
                                                                                     ----------------------              -----------
Operating activities:
     Net loss                                                                     $(155,907)        $(284,421)         $(11,351,976)
Adjustments to reconcile net loss to net
       cash used in operating activities:
     Depreciation and depletion                                                      30,000            30,535             2,062,529
     Amortization of debt issuance expense                                                                                  683,047
     Value of common stock issued for:
       Services and Interest                                                                                              1,325,714
       Settlement of litigation                                                                                             100,000
       Settlement of claims by joint venture partner                                                                        468,000
       Compensation resulting from stock options granted                                                                    311,900
       Value of stock options granted for services                                                                          112,500
       Equity in net loss of joint venture                                            2,888             1,050               136,108
       Other                                                                                                                 (7,123)
Changes in operating assets and liabilities:
          Interest accrued on Mining Reclamation Bonds                                 (952)                                 (2,827)
    Other current assets                                                             26,995                                 (80,984)
          Accounts payable and accrued expenses                                         371            92,202               736,727
                                                                                    --------         ---------           -----------
               Net cash used in operating activities                                (96,605)         (160,634)           (5,506,385)
                                                                                    --------         ---------           -----------


Investing activities:
     Purchases and additions to mining, milling and
       other property and equipment                                                                                      (5,120,354)
     Purchases of mining reclamation bonds                                                            (48,194)             (125,000)
     Deferred mine development costs and other expenses                                                                    (255,319)
                                                                                    --------         ---------           -----------
Net cash used in investing activities                                                 - 0 -           (48,194)           (5,500,673)
                                                                                    --------         ---------           -----------


                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                            Three Months
                                                                                           Ended March 31,               Cumulative
                                                                                           ---------------                  from
                                                                                      1997                1996            Inception
                                                                                      ------------------------           ----------
Financing activities:
     Issuances of common stock                                                                      $  202,600         $  8,758,257
     Issuance of Underwriter's stock warrants                                                                                   100
     Commissions on sales of common stock                                                                                  (381,860)
     Purchases of treasury stock                                                                                            (12,500)
     Payments of deferred underwriting costs                                                                                (63,814)
     Proceeds from exercise of stock options                                                                                306,300
     Issuance of convertible debentures and notes                                                      200,000            1,505,000
     Proceeds of  loans to joint venture partner                                                                            526,288
     Repayments of loans from (to) joint venture partner                           $101,021           (311,824)            (117,230)
     Payments of debt issuance expenses                                                                                    (164,233)
     Proceeds of other notes and loans payable                                                                              768,000
     Repayments of other notes and loans payable                                                                           (120,000)
     Proceeds of loans from affiliate                                                                                        55,954
     Repayments of loans from affiliate                                                                                     (48,661)
                                                                                   --------             ------           ----------
           Net cash provided by financing activities                               $101,021             90,776           11,011,601
                                                                                   --------             ------           ----------

Increase (decrease) in cash                                                           4,416           (118,052)               4,543

Cash, beginning of period                                                               127            118,176                  -0-
                                                                                   --------             ------           ----------

Cash, end of period                                                                $  4,543         $      124         $      4,543
                                                                                   ========         ==========         ============



Supplemental disclosure of cash flow data:
     Interest paid                                                                 $   --           $     --           $    298,868
                                                                                   ========         ==========         ============




     See notes to Condensed Financial Statements

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1 - Unaudited interim financial statements:

     In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Franklin Consolidated Mining Co., Inc. (the "Company") as of March 31, 1997, and its results of operations and cash flows for the three months ended March 31, 1997 and 1996. Information included in the condensed balance sheet as of December 31, 1996 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (the"10-KSB") filed with the Securities and Exchange Commission. Certain terms used herein are defined in the 10-KSB. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations for the full year ending December 31, 1997.

Note 2 - Basis of presentation:

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company is a development stage enterprise whose operations have generated recurring losses and cash flow deficiencies from its inception. As of March 31, 1997, the Company had a cash balance of $4,543, an accumulated deficit of approximately $11,352,000, current liabilities of $1,379,000 and a working capital deficiency of $1,128,000, and, as explained in Notes 3 and 4, the Company was in default with respect to the payment of the principal balance and accrued interest on its outstanding secured promissory note and 12.25%

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 2 - Basis of presentation (continued):

     convertible debentures. Certain accounts payable were also past due. In addition to the payment of its current liabilities, management estimates that the Company will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $25,000 per month during 1997. Although the Company is entitled to distributions of 17.5% of any net profits generated from the operations of the Franklin Mines by the Zeus Joint Venture, any net profits generated by the Gold Hill Mill and the first $500,000 of any profits generated through the operations of the Mogul Mines by Newmineco plus 20% of any profits thereafter, all such operations are in the development stage and have been generating losses and negative cash flows and management cannot assure that those operations will generate any positive cash flows during the remainder of 1997. Such matters raise substantial doubt about the Company's ability to continue as a going concern.

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

     Management believes, but cannot assure, that such financing and the financing needed to commence operations at the Franklin Mine and the Mogul Mines will be provided by Gems during the remainder of 1997, and that the Company will remain dependent on its Joint Venture partner as its primary source of financing for its operations until such time, if any, as the Company begins to receive cash flows from its investments. During the first four months of 1997, Gems repaid advances from the Company and made advances to the Company totaling approximately $300,000. The management of the Company believes that Gems will continue to fulfill its commitment and make such advances until such time, if any, as the Company begins to receive cash flows from its investments.

     In addition to funds committed by Gems, management is considering raising capital by mortgaging the Gold Hill property. The management of the Company believes that, based on the fair value of the Gold Hill property, it can raise a minimum of $1,000,000 using conventional mortgage financing, with guarantees from Gems and its principals. Such funds would be used to supply the working capital initially needed to commence operations at the Gold Hill Mill and as an alternative means of financing operations at the Franklin Mine and Mill and the Mogul Mines.

     Management also believes that, at a minimum, the Company will be able to obtain sufficient financing from Gems and/or mortgage loans on the Gold Hill property to enable the Company to meet its working capital requirements through at least March 31, 1998.

                      FRANKLIN CONSOLIDATED MINING CO, INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 3 - Other notes payable:

     Other notes payable was comprised as follows at March 31, 1997:

            12% unsecured demand note                    $20,000
            Secured promissory note (a)                   60,000
                                                          ------
              Total                                      $80,000
                                                         =======

          (a) The outstanding principal balance of the note became payable on July 18, 1996 and is overdue. The note is guaranteed by the Company's Joint Venture partner and certain individuals and is collateralized through a security interest in the Company's mining reclamation bond. Interest on the note is payable based on the rate of interest applicable to the mining reclamation bond.

Note 4 - Convertible debt:

     The Company's convertible debt at March 31, 1997 consisted of the following:

            12.25% convertible debentures (a)                  $145,000
             9.5%   convertible secured promissory
              note payable to Joint Venture partner             600,000
                                                                -------
              Total                                            $745,000
                                                               ========

          (a) As of December 31, 1995, the Company was in default with respect to the payment of the $145,000 principal balance of the debentures and accrued interest payable for the quarters subsequent to March 31, 1995. The Company sent notices to its debentureholders in December 1995 asking for their consent by February 15, 1996 to the further

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 4 - Convertible debt (concluded):

     extension of the maturity date to December 31, 1996. It was also contemplated that conversion rights would also be extended at the previous rate of $.50 per share. The Company also agreed that it would make all interest payments due to such holders through December 31, 1995, prepay interest which will become a fund with the Trustee to secure the timely payment of the principal balance of the debentures on December 31, 1996. Only one holder of a $1,000 debenture rejected the Company's request.

     While it was the intention of management and the Company to comply with the terms of the agreements with the debentureholders, the Company has been unable to comply as a result of the liquidity and cash flow problems described in Note 2. As a result of its default and its continued failure to comply with the December 1995 agreements, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debentureholders seeking immediate repayment of principal plus interest and penalties. Management cannot assure that there will be funds available for the required payments or what the effects of any actions brought by or on behalf of the debentureholders will be.

Note 5 - Commitments and contingencies:

          Environmental matters:

               During November 1993, the Company was notified by the State of Colorado Division of Minerals and Geology (the "DMG") that the Joint Venture had failed to file a plan in the form of a Technical Revision to address erosion, sedimentation and run-off matters at the Franklin Mine in

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 5 - Commitments and contingencies (continued):

     Environmental matters (continued)

          connection with continuation of the Company's state mining permit. As a result, the Company had to take certain remedial actions, increase its reclamation bond from $29,000 to $45,000 and pay a $5,000 fine during 1994.

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

          In February 1996, the DMG permitted the Company to commence crushing activity at the Franklin Mine pursuant to another prospecting permit. In March 1996, the Company was notified that it would be required to increase its land reclamation bond by an amount that would be determined subsequently. In an effort to comply, the Company increased its reclamation bond from $45,000 to $93,000. On or about March 28, 1996, the Company received a temporary cease and desist order prohibiting it from conducting mining operations at the Franklin Mine until such time as all of the violations cited by the DMG were corrected. In addition, the Mined Land Reclamation Bureau of Colorado (the "MLRB") determined that the Company's reclamation bond should be further increased to approximately $252 ,000.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 5  -  Commitments  and  contingencies  (continued):

     Environmental  matters (concluded):

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

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 5  -  Commitments  and  contingencies  (continued):

     Environmental  matters (continued):

     Litigation:

          The Company is involved in various litigation as explained below:

          a) The Company, the Joint Venture, Gems, Island and others are defendants in the action related to a dispute over fees for engineering consulting services supplied in the amount of approximately $268,000. The Court has remanded the case to arbitration. The defendants plan to vigorously defend their position asserting that the work was never completed.

          b) The Company, Island, Newmineco and others are defendants in litigation involving title to the mining claims at the Mogul Mines. This action was instituted by the former owners of such claims. The Company intends to vigorously contest the action. In the opinion of legal counsel, the defendants have valid defenses to all claims.

          c) In April 1997, the Company was notified by the Superior Court of New Jersey that it had received a copy of a complaint by the holder of the $60,000 secured note, which was due and payable in July 1996 (see Note 3). The complaint demanded, among other things, payment of all principal and interest due. As of April 14, 1997, the Company had not received service of such complaint.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 5 - Commitments and contingencies (continued):

          Environmental matters (concluded)

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

Note 6 - Stockholders' equity:

          Common stock reserved for issuance:
               At March 31, 1997, there were 290,000 shares of common stock reserved for issuance upon the exercise of the 12.25% convertible debentures and 7,692,308 shares reserved for issuance upon the exercise of the 9.5% note payable that was exercised on February 10, 1997. The shares have not yet been issued as of March 31, 1997.

Note 7 - Subsequent events:

          Real estate taxes:

               At March 31, 1997, the Company was delinquent in paying approximately $50,700 of the required taxes due (including interest) on the Franklin Mine. Clear Creek County had filed liens on those taxes in arrears. Certain of the liens were sold under auction in October 1994.

               Subsequent to March 31, 1997, the Company paid all of the delinquent taxes which will cause the liens to be removed.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 7 - Subsequent events (continued):

          Litigation:

               In April 1997, the Company paid $45,000 in full settlement of a case involving a fee dispute with a former legal counsel to the Company. As part of the settlement, the plaintiff, among other things, returned warrants to purchase 500,000 shares of the
               Company's  common  stock  which  had been  issued to him in prior years.
                                     * * *

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         Liquidity and Capital Resources




     The Company had no active mining or milling operations during the first quarter of 1997, however, remediation work was substantially completed at the Franklin Mine and Mill in preparation for the anticipated commencement of mining operations sometime during the third quarter of this year.

     During the quarter ended, March 31, 1997, Gems & Minerals Corp., the Company's joint venture partner, repaid approximately $101,000 of the advances made by the Company in 1996. These monies, along with additional repayments by Gems in the month of April, were used, among other things, to pay legal and accounting fees in connection with the Company's public filings, to satisfy obligations arising under a settlement of certain litigation and to pay delinquent real estate taxes.

     In addition to funds committed by Gems in accordance with the joint venture agreement, management is considering raising capital by mortgaging the Gold Hill Mill property. The management of the Company believes that, based on the fair value of the property, it can raise a minimum of $1,000,000 using conventional mortgage financing, with guarantees from Gems and its principals. Such funds would be used to supply the working capital initially needed to commence operations at the Gold Hill Mill and as an alternative means of financing operations at the Franklin and Mogul mines.

     On February 10, 1997, management of the Company exercised its option to convert its 9.5%, $600,000 convertible secured promissory note to assignees of Gems, into 7,692,308 shares of common stock. This relieved the Company of its obligation to pay the note on June 30, 1997 and increased total stockholders' equity of the Company by $600,000.

     Management estimates that the Company will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $25,000 per month for the remainder of 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS



     The Company and the Zeus joint venture had no active mining or milling operations during the quarter ended March 31, 1997.

     The Company had a net loss of $155,907 for the three months ended March 31, 1997 as compared to a net loss of $284,421 during the same period in 1996. The loss in 1996 was higher due to legal and engineering fees incurred in connection with permit violations and bond reclamation requirements imposed by Colorado regulatory authorities.

     General and administrative expenses were $86,018 for the first quarter 1997 compared with $233,985 during the same period in 1996. This decrease, as mentioned above, was due to a substantial decrease in legal and engineering fees.

     Interest income was $952 for the three months ended March 31, 1997 compared with $590 during the same period in 1996. Interest expense was $37,953 during the 1997 quarter as compared to $19,441 in the 1996 quarter. This increase was due to interest incurred on notes in connection with the Gold Hill Mill and Newmineco acquisitions.

                                     Part II

Item 1. Legal Proceedings

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

     On April 21, 1997, the Company paid to Friedman $45,000 in full satisfaction of the Friedman Judgment and is awaiting receipt of, among other things, a satisfaction of Judgment entered by the Court.

Item 2. Changes in Securities

     On September 26, 1996, the Company acquired a 20% interest in Newmineco, LLC, a Colorado limited liability company ("Newmineco"), from its joint venture partner, Gems & Minerals Corp. ("Gems") for the purchase price of $600,000 payable by an interest only note bearing interest at 9.5% per annum (the "Newmineco Note"). Gems subsequently assigned all of its right, title and interest in and to the Newmineco Note to certain third parties, including a consultant to the Zeus Joint Venture. On February 10, 1997, the Company made its election pursuant to the terms of the Newmineco Note to convert all of the principal thereon into common stock of the Company at a conversion price of $.078 per share (the "Conversion Shares"). As of March 31, 1997, the Conversion Shares have not been issued to the holders of the Newmineco Note; however, the Company is obligated to issue to such holders an aggregate of 7,692,308 shares of the Company in full satisfaction of the Newmineco Note.

Item 3. Defaults Upon Senior Securities

     As of March 31,1997, the Company continues to be in default with respect to the payment of $145,000 principal amount of its 12 1/4 Convertible Debentures (the "Debentures"), which have accrued and unpaid interest thereon as of March 31, 1997 in the amount of $35,525.

     While it remains the intention of the Company to pay its outstanding obligations with respect to the Debentures, the Company has been unable to meet its obligations to such holders as a result of unforeseen liquidity and cash flow shortages. As a result of its continued default, the Company may be subject to legal proceedings by or on behalf of debenture holders seeking payment of principal and all interest as well as any penalties and other legal remedies the holders may claim they are entitled to receive under the law. There can be no assurance that the Company will have adequate funds available to make the payments required under the December 1995 Agreements or that the commencement of legal proceedings will not have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holder

     None during the quarter.

Item 5. Other Information

     On January 31, 1997, the Company received approval from the DMG of its March 6, 1996 amendment application to the Franklin Permit. This approval brings the Company in compliance with current environmental and regulatory standards and will allow the Company to pursue its estimated annual production levels. The notification of approval, received by the Company on February 28, 1997, increased the total permitted area, revised the mining plan to include the processing of ore from the Mogul Mines, alters the milling process, propose tailings paste disposal, and modifies the surface water control plan. Additionally, the reclamation plan of the Company was further revised to include the closure plan for tailings ponds, 1, 2, and 5. All of the terms of the amendment approved by the DMG were incorporated into the Franklin

Permit and made a part thereof. However, the DMG set forth certain conditions to it approval which required (i) the submission of a final design for tailings disposal facilities in the form of a technical revision to the DMG for approval prior to operation of the Franklin Mill. (ii) the components of the Surface Water Control Plan approved during the amendment process must be installed no later than April 15, 1997 and (iii) the closure plans for Ponds 1 and 2 must be completed to the satisfaction of the DMG by Spring runoff and no later than April 15. Finally, the schedule for the completion of the closure plan for Pond 5 will be determined by the DMG during fiscal year 1997 and will be dependent on the Company's tailings disposal plan which is to be submitted to the DMG in 1997.

Item 6. Exhibits and Reports on Form 8-K

     A. Exhibits

           (a) Press Release of the Company, dated March 24, 1997

     B. Reports on Form 8-K

           (a) Report on Form 8-K dated March 5, 1997 under file #0-9416

                                    SIGNATURE





     In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FRANKLIN CONSOLIDATED MINING CO, INC.




Date: May 14, 1997                      /s/  Robert J. Levin
                                        ---------------------------------
                                        Robert J. Levin
                                        Vice President-Finance
                                        Principal Financial Officer