Form 10QSB
period 1997-06-30
FRANKLIN CONSOLIDATED MINING CO INC
filed 1997-08-14
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1997                  Commission File No.  0-9416


                     FRANKLIN CONSOLIDATED MINING CO., INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                         #13-2879202
(State or other jurisdiction                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)


76 Beaver Street, Suite 500, New York, New York                     10005
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's Telephone Number, Including Area code              (212) 344-2828

The Number of Shares Outstanding of Common Stock
$.01 Par Value, at June 30, 1997                                  91,083,020(1)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]                No  [_]

----------
1    Does not include 7,692,308 shares to be issued pursuant to note conversion

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                       June 30,     December 31,
                           Assets                        1997            1996
                           ------                  ------------    ------------

Current Assets:
     Cash                                          $      6,052             127
     Prepaid expenses                                    53,989         107,979
     Advances to joint venture partner                                  266,438
                                                   ------------    ------------
           Total current assets                          60,041         374,544

Mining, milling and other property and
     equipment, net of accumulated depreciation
     and depletion of $1,897,180 and $1,837,180       6,251,128       6,311,128
Investment in equity investee                           150,000         150,000
Mining reclamation bonds                                128,827         126,875
                                                   ------------    ------------

           Totals                                  $  6,589,996    $  6,962,547
                                                   ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current Liabilities:
     12.25% convertible debentures                 $    145,000    $    145,000
     9.5% convertible note payable to
     joint venture partner                                              600,000
     Other notes payable                                 80,000          80,000
     Accounts payable and accrued expenses              416,533         553,883
   Advances from joint venture partner                   75,660           -0-
                                                   ------------    ------------

           Total current liabilities                    717,193       1,378,883

8% mortgage note payable to joint venture partner       586,419         586,419
Excess of equity in net losses of joint
    venture over investment                             139,761         133,220
                                                   ------------    ------------
           Total liabilities                       $  1,443,373    $  2,098,522
                                                   ------------    ------------

Comments and contingencies

Stockholders' equity:
     Common  stock,  par value $.01 per share;
     100,000,000  shares  authorized;
     91,083,020 and 90,583,020 shares issued and
     outstanding                                        987,753         905,830
     Additional paid-in capital                      15,722,841      15,154,264
     Deficit accumulated in the development stage   (11,563,971)    (11,196,069)
                                                   ------------    ------------
           Total Stockholders' equity                 5,146,623       4,864,025
                                                   ------------    ------------

           Totals                                     6,589,996    $  6,962,547
                                                   ============    ============


           See Notes to Condensed Financial Statements.


                                       2
Franklin Consolidated Mining Co., Inc.
Form 10-QSB for Quarter
Ended June 30, 1997

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Six Months                     Three Months
                                                              Ended June 30,                   Ended June 30,            Cumulative
                                                       ----------------------------    ----------------------------         from
                                                            1997            1996            1997            1996         Inception
                                                       ------------    ------------    ------------    ------------    ------------
Revenues:
   Sales                                                                                                               $    876,082
   Interest income                                     $      1,952             476    $      1,000    $       (114)        542,839
   Other income                                                                                                              75,000
                                                       ------------    ------------    ------------    ------------    ------------

      Totals                                                  1,952             476           1,000            (114)      1,493,921
                                                       ------------    ------------    ------------    ------------    ------------
Expenses:
   Mine expenses                                                                                                          3,360,793
   Write-down of inventories                                                                                                223,049
   Depreciation, depletion and amortization                  60,000          61,070          30,000          30,535       2,092,529
General and administrative expenses                         245,028         277,540         159,010          43,555       5,275,460
   Interest expense                                          58,285          30,758          20,332          11,317         654,123
Amortization of debt issuance expense                                                                                       683,047
   Equity in net loss of joint venture                        6,541           2,100           3,653           1,050         139,761
   Loss on settlement of claims
      by joint venture partner                                                                                              468,000
   Loss on settlement of litigation                                                                                         100,000
   Loss on investment in oil and gas wells                                                                                   61,130
                                                       ------------    ------------    ------------    ------------    ------------
      Totals                                                369,854         371,468         212,995          86,457      13,057,892
                                                       ------------    ------------    ------------    ------------    ------------
Net loss                                               $   (367,902)   $   (370,992)   $   (211,995)   $    (86,571)   $(11,563,971)
                                                       ============    ============    ============    ============    ============

Weighted average shares outstanding                      94,679,174      69,758,903      98,775,328      72,292,716
                                                       ============    ============    ============    ============

Net loss per common share                              $        (--)   $       (.01)   $        (--)   $        (--)
                                                       ============    ============    ============    ============

----------
See Notes to Condensed Financial Statements

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months
                                                                                     Ended June 30,                     Cumulative
                                                                                     --------------                       from
                                                                                1997                  1996              Inception
                                                                           ------------          ------------          ------------
Operating activities:
   Net loss                                                                $   (367,902)         $   (370,992)         $(11,563,971)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
   Depreciation and depletion                                                    60,000                61,070             2,092,529
   Amortization of debt issuance expense                                                                                    683,047
   Value of common stock issued for:
      Services and Interest                                                                                               1,325,714
      Settlement of litigation                                                                                              100,000
   Settlement of claims by joint
      venture partner                                                                                                       468,000
   Compensation resulting from stock
      options granted                                                                                                       311,900
   Value of stock options ganted for
      services                                                                                                              112,500
   Equity in net loss of joint venture                                            6,541                 2,100               139,761
      Other                                                                                                                  (7,123)
   Changes in operating assets and liabilities:
      Interest accrued on Mining Reclamation
      Bonds                                                                      (1,952)                                     (3,827)
   Other current assets                                                          53,990                                     (53,989)
      Accounts payable and accrued expenses                                    (137,350)              119,137               599,006
                                                                           ------------          ------------          ------------
   Net cash used in operating
      activities                                                               (386,673)             (188,685)           (5,796,453)
                                                                           ------------          ------------          ------------

Investing activities:
   Purchases and additions to mining, milling
      and other property and equipment                                                                                   (5,120,354)
   Purchases of mining reclamation bonds                                                              (80,000)             (125,000)
   Deferred mine development costs and other
      expenses                                                                                                             (255,319)
                                                                           ------------          ------------          ------------
   Net cash used in investing activities                                       - 0 -                  (80,000)           (5,500,673)
                                                                           ------------          ------------          ------------

                                       4
Franklin Consolidated Mining Co., Inc.
Form 10-QSB for Quarter
Ended June 30, 1997

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                      Six Months
                                                                                     Ended June 30,                     Cumulative
                                                                                     --------------                       from
                                                                                1997                  1996              Inception
                                                                           ------------          ------------          ------------
Financing activities:
   Issuances of common stock                                               $     50,500          $    202,600          $  8,808,757
   Issuance of Underwriter's
      stock warrants                                                                                                            100
   Commissions on sales of common stock                                                                                    (381,860)
   Purchases of treasury stock                                                                                              (12,500)
   Payments of deferred underwriting costs                                                                                  (63,814)
   Proceeds from exercise of stock options                                                                                  306,300
   Issuance of convertible debentures and
      notes                                                                                           200,000             1,505,000
   Proceeds of  loans from joint venture
      partner                                                                    75,660                60,100               601,948
   Repayments of loans from (to)
      joint venture partner                                                     266,438              (311,824)               48,187
   Payments of debt issuance expenses                                                                                      (164,233)
   Proceeds of other notes and loans payable                                                                                768,000
   Repayments of other notes and loans payable                                                                             (120,000)
   Proceeds of loans from affiliate                                                                                          55,954
   Repayments of loans from affiliate                                                                                       (48,661)
                                                                           ------------          ------------          ------------
      Net cash provided by
      financing activities                                                 $    392,598               150,876            11,303,178
                                                                           ------------          ------------          ------------

Increase (decrease) in cash                                                       5,925              (117,809)                6,052

Cash, beginning of period                                                           127               118,176                   -0-
                                                                           ------------          ------------          ------------

Cash, end of period                                                        $      6,052          $        367          $      6,052
                                                                           ============          ============          ============


Supplemental disclosure of cash flow data:
   Interest paid                                                           $         --          $         --          $    298,868
                                                                           ============          ============          ============


See notes to Condensed Financial Statements

                                       5
Franklin Consolidated Mining Co., Inc.
Form 10-QSB for Quarter
Ended June 30, 1997

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1 - Unaudited interim financial statements:
     In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Franklin Consolidated Mining Co., Inc. (the "Company") as of June 30, 1997, and its results of operations and cash flows for the six months and three months ended June 30, 1997 and 1996. Information included in the condensed balance sheet as of December 31, 1996 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (the "10-KSB") filed with the Securities and Exchange Commission. Certain terms used herein are defined in the 10-KSB. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

     The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations for the full year ending December 31, 1997.

Note 2 - Basis of presentation:
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company is a development stage enterprise whose operations have generated recurring losses and cash flow deficiencies from its inception. As of June 30, 1997, the Company had a cash balance of $6,052, an accumulated deficit of approximately $11,564,000, current liabilities of $717,000 and a working capital deficiency of $657,000, and, as explained in Notes 6 and 7 of the notes to financial statements in the 10-KSB, the Company was in default with respect to the payment of the principal balance and accrued interest on its outstanding secured promissory note and 12.25% convertible debentures. Certain accounts payable were also past due. In addition to the payment

                                       6

Franklin Consolidated Mining Co., Inc.
Form 10-QSB for Quarter
Ended June 30, 1997

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of presentation (continued):

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


                                       7
Franklin Consolidated Mining Co., Inc.
Form 10-QSB for Quarter
Ended June 30, 1997

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of presentation (continued):

     Management believes, but cannot assure, that such financing and the financing needed to commence operations at the Franklin Mine and the Mogul Mines will be provided by Gems during the remainder of 1997, and that the Company will remain dependent on its Joint Venture partner as its primary source of financing for its operations until such time, if any, as the Company begins to receive cash flows from its investments. During the first six months of 1997, Gems repaid advances from the Company and made advances to the Company totaling approximately $342,000. The management of the Company believes that Gems will continue to fulfill its commitment and make such advances until such time, if any, as the Company begins to receive cash flows from its investments.

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

     Management also believes that, at a minimum, the Company will be able to obtain sufficient financing from Gems and/or mortgage loans on the Gold Hill property to enable the Company to meet its working capital requirements through at least June 30, 1998.


                                       8
Franklin Consolidated Mining Co., Inc.
Form 10-QSB for Quarter
Ended June 30, 1997

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 3 - Commitments and Contingencies:

     Environmental Matters:
          As further explained in Note 8 of the notes to financial statements in the 10-KSB on January 31, 1997, the Company received approval from the DMG of its March 6, 1996 amended application to its permit. As a result, management believes that substantially all of the necessary environmental and regulatory approvals have been obtained that are needed to enable the Company to commence mining and milling operations at the Franklin Mine and/or the Mogul Mines during 1997.

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

               c) In April 1997, the Company was notified by the Superior Court of New Jersey that it had received a copy of a complaint by the holder of the $60,000 secured note, which was due and payable in July 1996. The complaint demanded, among other things, payment of all principal and interest due. As of July 18, 1997, the


                                       9
Franklin Consolidated Mining Co., Inc.
Form 10-QSB for Quarter
Ended June 30, 1997

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 3 - Commitments and contingencies (continued):
          Litigation:
                    Company had not received service of such complaint.

          d) In April 1997, the Company paid $45,000 in full settlement of a case involving a fee dispute with a former legal counsel to the Company. As part of the settlement, the plaintiff, among other things, returned warrants to purchase 500,000 shares of the Company's common stock which had been issued to him in prior years.

          Management believes that, to the extent that any of the claims are finally determined to have merit, the Company will have made adequate provision for any amounts that may be due. However, management also believes that it is too early in the process to evaluate the possible outcome of these claims or estimate the amount or range of any additional loss or the likelihood of such loss occurring. An unfavorable resolution of these matters could result in material liabilities and/or charges which have not been reflected in the accompanying financial statements.

Note 4- Stockholders' equity:

     Common stock reserved for issuance:
     At June 30, 1997, there were 290,000 shares of common stock reserved for issuance upon the exercise of the principal portion of the 12.25% convertible debentures. (A) The 7,692,308 shares received for issuance in connection with the conversion of the 9.5% note payable that was exercised on February 10, 1997 have not been issued as of June 30, 1997.


                                       ***

                                       10
Franklin Consolidated Mining Co., Inc.
Form 10-QSB for Quarter
Ended June 30, 1997

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                         Liquidity and Capital Resources


     The Company had no active mining or milling operations during the second quarter of 1997, however, remediation work was substantially completed at the Franklin Mine and Mill in preparation for the anticipated commencement of mining operations sometime during the third quarter of this year. However, due to a cease and desist order issued by the DMG for failure to complete certain projects (more fully described in Part II of this document) mining operations will not commence until the fourth quarter of 1997.

     During the quarter ended, June 30, 1997, Gems & Minerals Corp., the Company's joint venture partner, repaid approximately $165,000 of the advances made by the Company in 1996. These monies, along with additional advances by Gems during the second quarter were used, among other things, to pay legal and accounting fees in connection the Company's public filings, to satisfy obligations arising under a settlement of certain litigation and to pay delinquent real estate taxes.

     In addition to funds committed by Gems in accordance with the joint venture agreement, management is considering raising capital by mortgaging the Gold Hill Mill property. The management of the Company believes that, based on the fair value of the property, it can raise approximately $1,000,000 using conventional mortgage financing, with guarantees from Gems and its principals. Such funds would be used to supply the working capital initially needed to commence operations at the Gold Hill Mill and as an alternative means of financing operations at the Franklin and Mogul mines.

     Management estimates that the Company will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $25,000 per month for the remainder of 1997.


                                       11
Franklin Consolidated Mining Co., Inc.
Form 10-QSB for Quarter
Ended June 30, 1997

                       Management' Discussion and Analysis

                              Results of Operations


     The Company had a net loss of $211,995 for the three months ended June 30, 1997 as compared to a net loss of $86,571 during the same period in 1996. This increase was primarily attributable to an increase in general and administrative expenses approximating $115,000.

     General and administrative expenses were $159,010 for the quarter ended June 30, 1997 compared with $43,555 during the same period in 1996. Interest expense was $20,332 during the 1997 second quarter as compared to $11,317 in the same 1996 quarter. The increase on general and administrative expenses was due to an increase in professional fees and investment banking fees.

     The Company had a net loss of $367,902 for the six months ended June 30, 1997 as compared to a net loss of $370,992 during the same period in 1996. This net decrease was primarily attributable to an increase in interest expense of approximately $28,000 and a decrease in general and administrative expenses approximating $32,000.

     General and administrative expenses were $245,028 for the six months ended June 30, 1997 compared with $277,540 during the same period in 1996. Interest expense was $58,285 during the six months ended June 30, 1997 as compared to $30,758 during the same period in 1996. Interest expense increased due to interest incurred on notes in connection with the Gold Hill mill and Newmineco acquisitions.


                                       12
Franklin Consolidated Mining Co., Inc.
Form 10-QSB for Quarter
Ended June 30, 1997

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

Item 2. Changes in Securities

     On September 26, 1996, the Company acquired a 20% interest in Newmineco, LLC, a Colorado limited liability company ("Newmineco"), from its joint venture partner, Gems & Minerals Corp. ("Gems") for the purchase price of $600,000 payable by an interest only note bearing interest at 9.5% per annum (the "Newmineco Note"). Gems subsequently assigned all of its right, title and interest in and to the Newmineco Note to certain third parties, including a consultant to the Zeus Joint Venture. On February 10, 1997, the Company made its election pursuant to the terms of the Newmineco Note to convert all of the principal thereon into common stock of the Company at a conversion price of $.078 per share (the "Conversion Shares"). As of June 30, 1997, the Conversion Shares have not been issued to the holders of the Newmineco Note; however, the Company is obligated to issue to such holders an aggregate of 7,692,308 shares of the Company in full satisfaction of the Newmineco Note.


                                       13
Franklin Consolidated Mining Co., Inc.
Form 10-QSB for Quarter
Ended June 30, 1997

Item 3. Defaults Upon Senior Securities

     As of June 30,1997, the Company continues to be in default with respect to the payment of $145,000 principal amount of its 12 1/4 Convertible Debentures (the "Debentures"), which have accrued and unpaid interest thereon as of June 30, 1997 in the amount of $39,966.

     While it remains the intention of the Company to pay its outstanding obligations with respect to the Debentures, the Company has been unable to meet its obligations to such holders as a result of unforeseen liquidity and cash flow shortages. On June 27, 1997, the Company received a notice from legal counsel to approximately 25% of the outstanding debentures demanding payment of all monies outstanding to such holders on or before July 2, 1997. Failure to pay such amounts would result in the commencement of legal proceedings against the Company, although formal proceedings have not been brought against the Company as of July 31, 1997. As a result of its continued default, the Company may be subject to legal proceedings by or on behalf of debenture holders seeking payment of principal and all interest as well as any penalties and other legal remedies the holders may claim they are entitled to receive under the law. There can be no assurance that the Company will have adequate funds available to make the payments to the debenture holders or that the commencement of legal proceedings will not have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holder

     None during the quarter.

Item 5. Other Information

     On January 31, 1997, the Company received approval from the Colorado Mined Land Reclamation Board, Division of Minerals and Geology (the "DMG") of its March 6, 1996 application of amendment to its M-83-083 Mining Permit (the "Franklin Permit"). The approval brought the Company into compliance with current environmental and regulatory standards. However, The DMG set forth certain conditions to its approval which included (1) submission of final design for tailings disposal facilities in the form of a technical revision to the Franklin Permit prior to the operation of the Franklin Mill, (2) completion of the installation of the Company's Surface Water Control Plan not later than April 15, 1997, and (3) completion of closure plans for certain of the Company's tailings ponds by spring run off but not later than April 15, 1997.

                                       14
Franklin Consolidated Mining Co., Inc.
Form 10-QSB for Quarter
Ended June 30, 1997

     During the spring and early summer, the Company continued its work to comply with the above conditions. Management was advised by its technical consultant that so long as there exists no environmental violations and no further permit violations during the spring run off period, the DMG verbally agreed to grant the Company latitude with respect to the completion of these projects in the event that the Company was unable to comply with the conditions on or before April 15, 1997.

     In recent months, the region in which the Franklin mining properties are located have been subject to severe weather patterns which has caused flood conditions in the area. As a result, the Company was unable to complete its work at the Franklin Mines within the prescribed time frame. Given the agreement by the DMG to grant the Company latitude with respect to the completion of its projects, the Company failed to make any formal application to the DMG for an extension of time to complete the Surface Water Control Plan and closure plans for the tailings ponds. As a result of this oversight, the Company received a formal Notice of Violation and Cease and Desist Order from the DMG for failure to fully complete these projects as prescribed by the DMG in its January 31, 1997 approval (the "Notice").

     Specifically, the DMG has ordered that the Company refrain from conducting all mining and milling activities, except for those activities relating to compliance with the Notice and any reclamation work, until the Surface Water Control Plan is installed and the tailings ponds have been closed. This work must also include any other reclamation work relating to the tailings ponds which are subject to closure. The Company was also ordered to pay a minimal civil penalty in the amount of $1,500.00 on or before August 23, 1997.

     Installation of the Surface Water Control Plan and closure of the tailings ponds are to be completed no later than August 22, 1997 and the remaining reclamation with respect to the tailings ponds must be completed no later than October 30, 1997 to avoid further penalties and/or future DMG action against the Company. Management has been advised by its technical consultant that approximately 90% of the work required has been completed and the remaining corrective action will be completed in the time frame prescribed. Once the work has been completed and the fine has been paid, the Cease and Desist will be automatically lifted without further action by the Company or administrative proceedings by the DMG.


                                       15
Franklin Consolidated Mining Co., Inc.
Form 10-QSB for Quarter
Ended June 30, 1997

     On or about June 12, 1997, the Company filed with the Securities and Exchange Commission (the "Commission") a registration statement on Form SB-2 (the "Registration Statement") on behalf of certain shareholders of the Company for the purpose of registering an aggregate of 15,951,885 shares. The Company was obligated to file the Registration Statement on behalf of these shareholders pursuant to certain contractual agreements granting such persons demand and/or piggyback registration rights. As of the date hereof, the Registration Statement has not been declared effective. However, the Company was notified subsequent to the filing that the Commission is conducting a full review of the Registration Statement. The Company is currently responding to the comments of the Commission and expects to file an amendment to the Registration Statement once it has addressed the Commission's concerns.

Item 6. Exhibits and Reports on Form 8-K

          A.   Exhibits

               None during the quarter

          B.   Reports on Form 8-K

               None during the quarter

                                       16
Franklin Consolidated Mining Co., Inc.
Form 10-QSB for Quarter
Ended June 30, 1997

                                    SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FRANKLIN CONSOLIDATED MINING CO, INC.




Date: August 12, 1997                       ------------------------------------
                                            Robert J. Levin
                                            Vice President-Finance
                                            Principal Financial Officer



                                       17
Franklin Consolidated Mining Co., Inc.
Form 10-QSB for Quarter
Ended June 30, 1997