Form 10QSB
period 1997-09-30
FRANKLIN CONSOLIDATED MINING CO INC
filed 1997-11-19
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1997             Commission File No. 0-9416


                     FRANKLIN CONSOLIDATED MINING CO., INC.
             (Exact name of registrant as specified in its charter)



Delaware                                                        #13-2879202
(State or other jurisdiction                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


76 Beaver Street, Suite 500, New York, New York                     10005
(Address of Principal Executive Offices)                          (Zip Code)


Registrants Telephone Number, Including Area code              (212) 344-2828


The Number of Shares Outstanding of Common Stock
$.01 Par Value, at September 30, 1997                             98,879,328


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

Yes ____X____                           No _________

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                   -----------





                                                     Sept.30,      December 31,
                           Assets                      1997            1996
                           ------                  ------------    ------------

Current Assets:
      Cash                                         $         52             127
     Prepaid expenses                                    26,994         107,979
     Advances to joint venture partner                                  266,438
                                                   ------------    ------------
           Total current assets                          27,046         374,544

Mining, milling and other property and
     equipment, net of accumulated depreciation
     and depletion of $1,927,180 and $1,837,180       6,221,128       6,311,128
Investment in equity investee                                           150,000
Mining reclamation bonds                                129,730         126,875
                                                   ------------    ------------

           Totals                                  $  6,377,904    $  6,962,547
                                                   ============    ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current Liabilities:
     12.25% convertible debentures                 $    145,000    $    145,000
     9.5% convertible note payable to
     joint venture partner                                              600,000
     Other notes payable                                 80,000          80,000
     Accounts payable and accrued expenses              427,928         553,883
   Advances from joint venture partner                  197,766             -0-
                                                   ------------    ------------

           Total current liabilities                    850,694       1,378,883

8% mortgage note payable to joint venture partner       436,419         586,419
Excess of equity in net losses of joint
    venture over investment                             144,761         133,220
                                                   ------------    ------------
           Total liabilities                       $  1,431,874    $  2,098,522
                                                   ------------    ------------

Comments and contingencies

Stockholders' equity:
     Common stock, par value $.01 per share;
     100,000,000 shares authorized;
     98,879,328 and 90,583,020 shares issued and
            outstanding                                 988,793         905,830
     Additional paid-in capital                      15,734,801      15,154,264
     Deficit accumulated in the development stage   (11,777,564)    (11,196,069)
                                                   ------------    ------------
           Total Stockholders" equity                 4,946,030       4,864,025
                                                   ------------    ------------

           Totals                                     6,377,904    $  6,962,547
                                                   ============    ============

                  See Notes to Condensed Financial Statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Nine Months                    Three Months
                                                      Ended Sept 30,                  Ended Sept 30,            Cumulative
                                               ----------------------------    ----------------------------        from
                                                   1997            1996            1997            1996          Inception
                                               ------------    ------------    ------------    ------------     -----------
Revenues:
    Sales
                                                                                                                $   876,082
    Interest income                            $      2,855             476    $        903    $        -0-         543,742
    Other income                                                                                                     75,000
                                               ------------    ------------    ------------    ------------     -----------
           Totals                                     2,855             476             903             -0-       1,494,824
                                               ------------    ------------    ------------    ------------     -----------
Expenses:
    Mine expenses                                                                                                 3,360,793
    Write-down of inventories                                                                                       223,049
    Depreciation, depletion and amortization         90,000          91,605          30,000          30,535       2,122,529
General and administrative  expenses                419,033         434,570         174,005         157,030       5,449,465
    Interest expense                                 63,776          80,199           5,491          49,441         659,614
Amortization of debt issuance expense                                                                               683,047
    Equity in net loss of joint venture              11,541           3,150           5,000           1,050         144,761
    Loss on settlement of claims
        by joint venture partner                                                                                    468,000
    Loss on settlement of litigation                                                                                100,000
    Loss on investment in oil and gas wells                                                                          61,130
                                               ------------    ------------    ------------    ------------     -----------
        Totals                                      584,350         609,524         214,496         238,056      13,272,388
                                               ------------    ------------    ------------    ------------     -----------
Net loss                                       $   (581,495)   $   (609,048)   $   (213,593)   $   (238,056)    (11,777,564)
                                               ============    ============    ============    ============     ===========

Weighted average shares  outstanding             97,989,960      74,993,609      98,879,328      85,463,020
                                               ============    ============    ============    ============

Net loss per common share                      $       (.01)   $       (.01)   $       ( - )   $       ( - )
                                               ============    ============    ============    ============
See Notes to Condensed Financial Statements

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   -----------

                                                                                Nine Months
                                                                               Ended Sept.30,              Cumulative
                                                                      ------------------------------          from
                                                                          1997               1996           Inception
                                                                      ------------------------------      ------------
Operating activities:
     Net loss                                                         $   (581,495)     $   (609,048)     $(11,777,564)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
     Depreciation and depletion                                             90,000            91,605         2,122,529
     Amortization of debt issuance expense                                                                     683,047
     Value of common stock issued for:
        Services and Interest                                                                 75,000         1,325,714
        Settlement of litigation                                                                               100,000
      Settlement of claims by joint
               venture partner                                                                                 468,000
      Compensation resulting from stock
               options granted                                                                                 311,900
      Value of stock options g0anted for
               services                                                                                        112,500
      Equity in net loss of joint venture                                   11,541             3,150           144,761
        Other
                                                                                                                (7,123)
      Changes in operating assets and liabilities:
       Interest accrued on Mining Reclamation
          Bonds                                                             (2,855)                             (4,730)
    Other current assets                                                    80,985                             (26,994)
      Accounts payable and accrued expenses                               (125,955)          194,970           610,401
                                                                      ------------      ------------      ------------
  Net cash used in operating
    activities                                                            (527,779)         (244,323)       (5,937,559)
                                                                      ------------      ------------      ------------

Investing activities:
     Purchases and additions to mining, milling
     and other property and equipment                                     (175,593)                         (5,120,354)
     Purchases of mining reclamation bonds                                                   (80,000)         (125,000)
     Deferred mine development costs and other
          expenses                                                                                            (255,319)
                                                                      ------------      ------------      ------------
Net cash used in investing activities                                        - 0 -          (255,593)       (5,500,673)
                                                                      ------------      ------------      ------------

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   -----------


                                                                                Nine Months
                                                                               Ended Sept.30,              Cumulative
                                                                      ------------------------------          from
                                                                          1997               1996           Inception
                                                                      ------------------------------      ------------
Financing activities:
     Issuances of common stock                                        $  63,500         $ 302,600         $  8,821,757
     Issuance of Underwriter's
      stock warrants                                                                                               100
     Commissions onsales of common stock                                                                      (381,860)
     Purchases of treasury stock                                                                               (12,500)
     Payments of deferred underwriting costs                                                                   (63,814)
     Proceeds from exercise of stock options                                                                   306,300
     Issuance of convertible debentures and notes                                         200,000            1,505,000
     Proceeds of loans from joint venture
      partner                                                           197,766           258,100              724,054
     Repayments of loans from (to)
      joint venture partner                                             266,438          (397,006)              48,187
     Payments of debt issuance expenses                                                                       (164,233)
     Proceeds of other notes and loans payable                                             20,000              768,000
     Repayments of other notes and loans payable                                                              (120,000)
Proceeds of loans from affiliate                                                                                55,954
     Repayments of loans from affiliate                                                                        (48,661)
                                                                      ---------         ---------         ------------
       Net cash provided by
       financing activities                                           $ 527,704           383,694           11,438,284
                                                                      ---------         ---------         ------------

Increase (decrease) in cash                                                 (75)         (116,222)                  52

Cash, beginning of period                                                   127           118,176                  -0-
                                                                      ---------         ---------         ------------

Cash, end of period                                                   $      52         $   1,954         $         52
                                                                      =========         =========         ============


Supplemental disclosure of cash flow data:
     Interest paid                                                    $    --           $    --           $    298,868
                                                                      =========         =========         ============

See notes to Condensed Financial Statements

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1 - Unaudited interim financial statements:

     In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Franklin Consolidated Mining Co., Inc. (the "Company") as of September 30, 1997, its results of operations for the nine months and three months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. Information included in the condensed balance sheet as of December 31, 1996 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (the "10-KSB") previously filed with the Securities and Exchange Commission. Certain terms used herein are defined in the 10-KSB. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

     The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations for the full year ending December 31, 1997.

Note 2 - Basis of presentation:

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company is a development stage enterprise whose operations have generated recurring losses and cash flow deficiencies from its inception. As of September 30, 1997, the Company had a cash balance of $52, an accumulated deficit of approximately $11,778,000, current liabilities of $851,000 and a working capital deficiency of $824,000, and, as explained in Notes 6 and 7 of the notes to financial statements in the 10-KSB, the Company was in default with respect to the payment of the principal balance and accrued interest on its outstanding secured promissory note and 12.25% convertible debentures (see Note 3). Certain accounts payable were also past due. In addition to the payment

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS




Note 2 - Basis of presentation (continued):

     of its current liabilities, management estimates that the Company will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $25,000 per month during the remainder of 1997.

     Gems, the Company's Joint Venture partner, has been responsible for providing the capital resources needed for the commencement of operations at the Franklin Mine, and the Company has been responsible for obtaining the remaining capital resources needed for the commencement of operations at the Gold Hill Mill. During the nine months ended September 30, 1997, Gems provided the Company with approximately $464,000 of working capital through the repayment of advances previously made by the Company of $266,000 and new loans of $198,000. Gems received a substantial portion of its financing from loans from POS Financial, Inc., which is wholly owned by William C. Martucci.

     On September 25, 1997, the Company entered into a letter of intent with Mr. Martucci which included provisions for, among other things, the purchase by the Company of certain non-mining businesses owned or controlled by Mr. Martucci in exchange for new shares to be issued by the Company that would give Mr. Martucci ownership of 85% of the issued and outstanding shares of common stock of the Company immediately after the exchange. The consummation of the exchange is predicated upon the completion of customary due diligence, the execution of definitive agreements and the approval of the stockholders of the Company.

     Based on the negotiations related to the final exchange agreements to date, management of the Company believes that Mr. Martucci will also loan to or obtain loans for the Company that will enable the Company to pay for all of its professional fees to be incurred in connection with its public filings and such other necessary general and administrative expenses to be incurred during the fourth

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS






Note 2 - Basis of presentation (continued):

     quarter of 1997 and the first quarter of 1998. Management of the Company also believes that if the exchange is consummated the businesses acquired will generate sufficient cash flow to enable the Company to continue its operations through at least October 1, 1998.

     Management of the Company, in conjunction with Mr. Martucci, is attempting to initiate negotiations for the termination of the Zeus Joint Venture with Gems, its joint venture partner. Pursuant to the proposed terms of the agreement, the Company's interest in the future profits generated from the Franklin mines would increase from its current 17.5% to its original 100% in consideration for the Company's assumption of certain liabilities of the Zeus Joint Venture and certain liabilities of Gems attributable to mining operations. In addition, the Company would return its 20% interest in Newmineco in exchange for its release from its obligation to pay outstanding notes with a balance of $150,000 or the return of shares of common stock of the Company with an equal value. As a result of certain title issues affecting the rights of Newmineco with respect to the operation of the Mogul Mines, the Company wrote off its $150,000 investment in Newmineco and the related obligations during the three months ended September 30, 1997.

     In the absence of liquid resources, cash flows from operations and any other commitments for debt or equity financing, management believes that the ability of the Company to continue its operations as a going concern will be dependent upon the consummation of the agreements with Mr. Martucci, the provision of financing by Mr. Martucci and/or the generation of cash flows by the businesses to be acquired from him, the continued forbearance of the holders of its secured promissory note and convertible debentures and, ultimately, the ability of the Franklin Mine and the Gold Hill Mill to conduct profitable mining and milling operations on a sustained basis. Management does not believe that the Company will need or be able to obtain additional financing from Gems pursuant to the Joint Venture Agreement prior to its termination.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprises)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS




Note 2 - Basis of presentation (continued):

     However, management cannot assure that the Company will be able to consummate the exchange or loan agreements with Mr. Martucci; terminate the Joint Venture Agreement; reacquire a 100% interest in the Franklin Mine; commence operations at and generate positive cash flows from the Franklin Mine and the Gold Hill Mill; or generate positive cash flows from any businesses acquired from Mr. Martucci.

Note 3 - Commitments and Contingencies:
         Environmental Matters:

     As further explained in Note 8 of the notes to financial statements in the 10-KSB, on January 31, 1997, the Company received approval from the DMG of its March 6, 1996 amended application to its permit. As a result, management believes that substantially all of the necessary environmental and regulatory approvals have been obtained that are needed to enable the Company to commence mining and milling operations at the Franklin Mines.


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

          b) The Company, Island, Newmineco and others are defendants in litigation involving title to the mining claims at the Mogul Mines. This action was instituted by the former owners of such claims. The Company intends to vigorously contest the action. In the opinion of legal counsel, the defendants

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS




          Litigation (continued):

          c) have valid defenses to all claims. In April 1997, the Company was notified by the Superior Court of New Jersey that it had received a copy of a complaint by the holder of the $60,000 secured note, which was due and payable in July 1996. The complaint demanded, among other things, payment of all principal and interest due.

          d) In September, 1997, certain of the Company's 12 1/4% Convertible Debenture holders instituted an action against the Company for payment on approximately $42,500 principal amount of its 12 1/4% Convertible Debentures plus accrued and unpaid interest totaling approximately $13,000 and other costs and expenses related thereto. The Company has answered the aforesaid complaint.

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

Note 4 - Stockholders' equity:
         Common stock reserved for issuance:

     At September 30, 1997, there were 290,000 shares of common stock reserved for issuance upon the exercise of the principal portion of the 12.25% convertible debentures.


                                       ***

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                         Liquidity and Capital Resources



     The Company had no active mining or milling operations during the third quarter of 1997. Management anticipates that the commencement of such operations will take place no earlier than the second quarter of 1998.

     During the quarter ended, September 30, 1997, Gems & Minerals Corp., the Company's joint venture partner, loaned the Company approximately $122,000. These funds were used, among other things, to pay legal and accounting fees in connection with the Company's public filings and general and administrative expenses.

     As further explained in Note 2 herein, on September 25, 1997, the Company entered into a letter of intent with William C. Martucci for the purchase of certain of his owned or controlled businesses in exchange for 85% of the issued and outstanding shares of common stock of the Company. The consummation of the exchange is predicated upon the completion of customary due diligence, the execution of definitive agreements and the approval of the stockholders of the Company. Management of the Company believes that Mr. Martucci will also loan to or obtain loans for the Company that will enable the Company to pay for all of its professional fees to be incurred in connection with it public filings and such other necessary general and administrative expenses to be incurred during the fourth quarter of 1997 and the first quarter of 1998. Management also believes that if the exchange is consummated the businesses acquired will generate sufficient cash flow to enable the company to continue its operations through at least October 1, 1998.

     Management believes that the ability of the Company to continue its operations as a going concern will be dependent upon the consummation of the agreements with Mr. Martucci, the provision of financing by Mr. Martucci and/or the generation of cash flows by the businesses to be acquired from him, the continued forbearance of the holders of its secured promissory note and convertible debentures and, ultimately, the ability of the Franklin Mine and the Gold Hill Mill to conduct profitable mining and milling operations on a sustained basis.

                      Management's Discussion and Analysis

                              Results of Operations





     The Company had a net loss of $213,593 for the three months ended September 30, 1997 as compared to a net loss of $238,056 during the same period in 1996. This decrease was primarily attributable to an increase in general and administrative expenses approximating $17,000 and a decrease in interest of $44,000.

     General and administrative expenses were $174,005 for the quarter ended September 30, 1997 compared with $157,030 during the same period in 1996. Interest expense was $5,491 during the 1997 third quarter as compared to $49,441 in the same 1996 quarter. The increase in general and administrative expenses was due to an increase in professional fees and investment banking fees. The decrease in interest was due to conversion of certain debts to equity.

     The Company had a net loss of $581,495 for the nine months ended September 30, 1997 as compared to a net loss of $609,048 during the same period in 1996. This net decrease was primarily attributable to a decrease in interest expense of approximately $16,000 and a decrease in general and administrative expenses approximating $16,000.

     General and administrative expenses were $419,033 for the nine months ended September 30, 1997 compared with $434,570 during the same period in 1996. Interest expense was $63,776 during the nine months ended September 30, 1997 as compared to $80,199 during the same period in 1996. Interest expense decreased due to conversion of certain debts to equity.

                                     Part II



Item 1. Legal Proceedings

     In September, 1997, certain of the Company's 12 1/4% Convertible Debenture holders instituted an action against the Company for payment on approximately $42,500 principal amount of its 12 1/4% Convertible Debentures (the "Debentures") plus accrued and unpaid interest totaling approximately $13,000 and other costs and expenses related thereto. The Company has answered the aforesaid complaint. See Item 3 for further information regarding the Debentures.

Item 3. Defaults Upon Senior Securities

     As of September 30, 1997, the Company continues to be in default with respect to the payment of $145,000 principal amount of its Debentures and accrued and unpaid interest as of September 30, 1997 in the amount of approximately $44,000. The Company has recently been served with a complaint with respect to its continued default on the payment of approximately $42,500 principal amount of the Debentures (the "Debenture Litigation"). For further information on this litigation, see Item 1. Legal Proceedings.

     While it remains the intention of the Company to pay its outstanding obligations with respect to the Debentures, the Company has been unable to meet its obligations to such holders as a result of unforeseen liquidity and cash flow shortages. As a result of its continued default, the Company may be subject to additional legal proceedings instituted by or on behalf of the debenture holders not participating in the Debenture Litigation seeking payment of principal and all interest as well as any penalties and other legal remedies the holders may claim they are entitled to receive under the law. There can be no assurance that the Company will have adequate funds available to make the payments required under its prior agreements or that the commencement of legal proceedings will not have a material adverse effect on the Company.

Item 5. Other Information

Martucci Acquisition

     On September 25, 1997, the Company entered into a letter of intent with Mr. William C. Martucci ("Martucci") to acquire (the "Transaction") certain assets owned or controlled by him which may include all of the outstanding shares of POS Financial, Inc., a New Jersey corporation ("POS") and certain other entities owned by him (including, without limitation, U.S. Mining, Inc., a New Jersey corporation organized primarily for the purpose of advancing monies to the Company prior to the closing of the Transaction as contemplated by the letter of intent ("USM")) in exchange for newly issued shares of common stock of the Company which will equal approximately 85% of the outstanding shares of the Company at the date of the closing of the Transaction. The consummation of the Transaction is predicated upon the completion of customary due diligence, the execution of definitive agreements and the approval of Franklin stockholders. Additionally, POS agreed to advance or cause to be advanced to the Company monies sufficient to cover expenses to be incurred with respect the Transaction in the form of loans to the Company. The Company expects to execute a definitive agreement outlining the specific terms of its agreements with Mr. Martucci at which time it will make such information public.

Zeus Joint Venture

     Under the terms of the Zeus Joint Venture Agreement entered into between the Company and Gems & Minerals Corp. ("Gems") in 1993 (as the same has been amended from time to time, the "Joint Venture Agreement"), Gems agreed to provide technical and financial support to the Zeus Joint Venture in exchange for the exclusive use of the assets of the Company related to the Franklin Mine and Mill. Additionally, Gems has provided additional financial support to assist the Company in covering its administrative expenses and, therefore, the Company has remained dependent upon Gems for substantially all of its capital.

     In light of recent events, the Company believes that it may not, in the future, require additional financial support from Gems as it had in the past. Moreover, upon the consummation of the Transaction, it is likely that the Company will be able to provide the technical and financial support necessary to bring the Franklin Mining properties into operation without additional support of its joint venture partner. Although there can be no assurance that the Company will successfully consummate the Transaction, the Company, in conjunction with Mr. Martucci, is attempting to initiate negotiations with Gems to terminate the Zeus Joint Venture in anticipation thereof. Notwithstanding such negotiations, as of the date hereof, the Zeus Joint Venture

Agreement remains in effect.


Newmineco

     On September 26, 1996, The Company purchased a 20% interest in Newmineco, LLC ("Newmineco") for $600,000 (the "Purchase Price") payable pursuant to a convertible promissory note of the Company (the "Mogul Note"). Newmineco acquired the right to mine (the "Mogul Mine Rights") the property known as the Mogul Mine. The Company was informed that Newmineco had begun the process of acquiring a 110 permit for the Mogul Mine (the "Mogul Permit"). The Mogul Mine is currently operating under a Prospecting Permit pursuant to which the mine may produce up to 1800 tons on a prospecting/testing basis. As of the date hereof, approximately 1,000 tons of ore may be removed under this permit.


     Effective December, 1996, the Purchase Price was reduced to $150,000 as certain title issues arose with respect to the Mogul Mine Rights and litigation had been commenced against certain parties, including the Company, with respect to such rights. The primary issue regarding the Mogul Mine Rights concerned the leasehold agreement between Newmineco and Cindy Rugg, et. al. (the "Rugg/Mogul Lease").

     In January, 1997, the Company was informed by Newmineco that certain breaches had occurred with respect to the Rugg/Mogul Lease and that litigation had commenced to quiet title to the Mogul Mine which puts at issue the supposed marketable title that the Ruggs represented they had in the Rugg/Mogul Lease. Additionally, recent legislation known as "Use by Special Review" passed in Boulder County, Colorado regulating, among other things, traffic impact issues, noise abatement and aesthetics of the exterior of mining properties operated in Boulder County, will create additional time and expense in bringing the Mogul Mine into operation. Therefore, given the current controversies regarding the Rugg/Mogul Lease and the rights conferred thereby and the Use by Special Review legislation, Newmineco has determined that it is not going to perfect the Mogul Permit or attempt to operate the Mogul Mine in the near future. As a result of this decision, the Company has reached a verbal agreement with Gems and Colina Oro Molina, Inc., an affiliate of Gems and holder of the note payable by the Company in connection with its purchase of the Gold Hill Mill (the "Gold Hill Note"), to further reduce the principal amount of the Gold Hill Note by $150,000 since the Company had elected, in February, 1997 to convert the Mogul Note (as hereinafter described).

Mogul Note Conversion

     On February 10, 1997, the Company made an election pursuant to the terms of the Mogul Note to convert all of the principal thereon into common stock of the Company at a conversion price of $.078 per share. In July, 1997, the Company caused 7,692,308 shares to be issued in full satisfaction of the Mogul Note.

Hayden/Kennec Leases

     The majority of the properties which constitute the Franklin Mines consists of a 100% leasehold interest in the mineral rights to 28 claims comprising approximately 322 acres evidenced by a Mining Lease and Option to Purchase, dated November 12, 1976 (as the same has been amended from time to time, the "Hayden/Kennec Leases"), between the Company, as lessees and Audrey I. Hayden ("Hayden") and Dorothy Kennec ("Kennec"), as lessors. The Hayden/Kennec Leases were to expire on or about November 12, 1997. Thus, the future success of the Company is dependent on its ability to preserve and utilize the mineral rights leased under the Hayden/Kennec Leases or to otherwise acquire the rights to the use of such properties and the extraction of the related resources.

     To further secure the ability of the Company and the Zeus Joint Venture to exploit the mineral rights conferred by the Hayden/Kennec Leases, Gems entered into an agreement on December 21, 1995 to purchase Hayden's interest in the Hayden/Kennec Leases and her ownership interest in the mining claims subject thereto (the "Hayden Interests") for a purchase price of $75,000 (as the same has been subsequently amended from time to time, the "Hayden-Gems Purchase Agreement"). Gems made an initial payment of $5,000 to Hayden and the remainder of the purchase price was to be paid on or prior to the expiration date of the Hayden/Kennec Leases. Gems informed the Company that it believed that with the acquisition of the Hayden Interest, together with the portion of the Hayden/Kennec Leases owned by Kennec, the Company and the Zeus Joint Venture would have adequate access to the minerals during the remainder of the term of the Hayden/Kennec Leases on a continuing basis even if Kennec should elect not to renew the lease or sell her interests in the mining rights to the Company as per the terms of the Hayden/Kennec Leases.

     On November 12, 1997, Gems had failed to comply with the terms of the Hayden-Gems Purchase Agreement. On November 13, 1997, Hayden entered into an agreement to sell the Hayden Interests to USM for a purchase price of $75,000 (the "Hayden-USM Purchase Agreement"). Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to extend the Hayden/Kennec Leases upon the same terms and conditions currently in effect through March 13, 1998 (the "Extended

Expiration Date"). Additionally, the Company has an agreement in principal with Kennec pursuant to which she will agree to further extend the terms of the Hayden/Kennec Leases through the Extended Expiration Date. Although there can be no assurance that the Company will be able to enjoy continued use of the property covered by the Hayden/Kennec Leases, the Company believes that the acquisition by USM of the Hayden Interests combined with the eventual consummation of the Transaction will give the Company adequate access to the properties to conduct its business as presently contemplated.


Item 6. Exhibits and Reports on Form 8-K

          a.   Form 8-K - dated 10/20/97

                                    SIGNATURE



     In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FRANKLIN CONSOLIDATED MINING CO, INC.




Date: November 19, 1997       /s/ Robert J. Levin
                              -------------------------------------------------
                              Robert J. Levin
                              Vice President-Finance
                              Principal Financial Officer