Form 10KSB
period 1997-12-31
FRANKLIN CONSOLIDATED MINING CO INC
filed 1998-04-28
CIK 215913

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended 12/31/97                    Commission File No. 0-9416

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year.              $3,888

State the aggregate market value of the voting and non-voting common equity stock held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days
                                                                      $5,669,860

State the number of shares outstanding of each of issuers class of common equity, as of the latest practical date.

                         98,879,328 as of March 31, 1998

DOCUMENTS INCORPORATED BY REFERENCE IN PART III - SIX

Transitional Small Business Disclosure Format (check one) Yes_____  No __X__

PART I                         TABLE OF CONTENTS                          PAGE

Item 1      Description of Business                                         3

Item 2      Properties                                                     14

Item 3      Legal Proceedings                                              23

Item 4      Submission of Matters to a Vote of Security Holders            30

PART II

Item 5      Market for Registrant's Common Equity and Related
            Stockholder Matters                                            30

Item 6      Management's Discussion and Analysis or Plan
            of Operation                                                   34

Item 7      Financial Statements                                          38-F-1

Item 8      Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                         39

PART III

Item 9      Directors, Executive Officers, Promoters and Control
            Person; Compliance with Section 16(a) of the
            Exchange Act                                                   40

Item 10     Executive Compensation                                         41

Item 11     Security Ownership of Certain Beneficial Owners
            and Management                                                 42

Item 12     Certain Relationships and Related Transactions                 42

PART IV

Item 13     Exhibits,  Reports on Form 8-K                                43-49

            Signatures                                                     50

                                     PART I

Item 1. Description of Business

General

The Company, originally incorporated on December 1, 1976 under the laws of the State of Delaware, is engaged in the exploration, development and mining of precious and nonferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and nonferrous metal properties. The Company's principal mining properties are ( i) the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine and extract all minerals located in approximately 51 [owned and/or patented] mining claims (the "Franklin Mines"), (ii) the Franklin mill, a crushing and flotation mill which is located on the site of the Franklin Mines (the "Franklin Mill") and (iii) the Gold Hill Mill, a fully permitted modern facility located in Boulder County, Colorado (the "Gold Hill Mill"). While none of its properties were operational in fiscal year 1997, the Company continued its rehabilitation of the Franklin Mines and Franklin Mill in anticipation of the commencement of operations.

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

The Zeus Joint Venture

In February, 1993, the Company entered into a joint venture arrangement with Island Investment Corp., a Nevada corporation ("Island"), pursuant to which the parties formed Zeus No. 1 Investments, a California general partnership (hereinafter referred to as "Zeus", the "Joint Venture" or the "Zeus Joint Venture"). The Zeus Joint Venture was formed to develop the Franklin Mines and related assets of the Company. In May, 1993, Island assigned its interest in the Zeus Joint Venture to Gems and Minerals Corp., a wholly owned subsidiary of Island ("Gems"). The activities of the Zeus Joint Venture was overseen by a management committee comprised of three members, one member appointed by Gems and two members appointed by Franklin.

The Joint Venture was formed to provide the Company with the financial and technical support necessary to develop the Franklin Mining properties. While the Zeus Joint Venture was granted the exclusive right to use the Franklin Mining properties, at no time did the Company transfer its leasehold interests or ownership interest in its mining permits to the Joint Venture or to Gems. The Company did, however, relinquish its interest in 82.5% of the profits from operations at the Franklin Mine and Mill as Gems was to contribute necessary capital and other technical support to bring the Franklin Mines into operation. Each of Gems and the Company were free to pursue other business interests outside the Joint Venture exclusive of the other.

Since the inception of the Joint Venture, Gems maintained the responsibility for supplying technology, engineers and personnel, as well as additional equipment and financing to bring the Franklin Mines and Mill into operation. The Company retained responsibility for keeping its permits in full force and effect. However, since the Company had limited financial resources, it was dependent on Gems for its primary funding.

On June 5, 1996, the Company entered into a non-binding letter of intent (the "June 5 Letter of Intent") with Gems to acquire certain assets of Gems in exchange for 67% of the Company, which together with the 18% then held by Gems would equal approximately 85% of the Company. For more information on issuance of shares to Gems, See Item Market for Registrants Common Equity and Related Stockholders Matters,- Sale of Restricted Securities. However, after conducting preliminary due diligence, it was mutually determined by Gems and the Company that it would not be in the best interest of either parties to pursue the Transactions set forth in the June 5 Letter of Intent.

On July 15, 1996, Gems transferred 31.5% of its 82.5% interest in the Zeus Joint Venture to Nuco Ventures, Inc., a Delaware company and wholly owned subsidiary of Gems ("Nuco").

During 1997, it became apparent to the Company that Gems did not possess the technical and financial resources required to bring the Franklin Mines into operation as contemplated by the Joint Venture. Additionally, on September 25, 1997, the Company entered into a letter of intent, (the "Martucci Letter of Intent"), with Mr. William C.

Martucci ("Martucci") to acquire (the "Transaction") all of the outstanding shares of POS Financial Corp., a New Jersey corporation ("POS") and certain other entities owned by him including U.S. Mining, Inc., a New Jersey corporation ("USM"), in exchange for newly issued shares of Common Stock of the Company. It was contemplated, that Martucci would receive approximately 85% of the outstanding shares of the Company, upon the closing of the Transaction. The consummation of the Transaction was predicated upon the completion of customary due diligence, the execution of definitive agreements and the approval of Franklin stockholders. Additionally, Mr. Martucci agreed to cover expenses incurred with respect the Transaction in the form of loans to the Company. Management believed that the financial support to be supplied by Mr. Martucci pursuant to the Letter of Intent would be sufficient to fund the Company prior to the consummation of the Transaction.

On November 25, 1997 in a step transaction, USM acquired an aggregate of 82.5% interest in the Zeus Joint Venture from Gems and Nuco in exchange for the assumption of approximately $100,000 in liabilities of Gems (the "Gems
Liabilities"). USM thereafter simultaneously assigned the acquired interest to the Company in exchange for the assumption of the Gem's liabilities. Upon the acquisition of the 82.5% interest of the Zeus Joint Venture by the Company, the Zeus Joint Venture relationship with Gems was terminated and the Joint Venture was effectively dissolved. The result of the termination of the Zeus Joint
Venture is that the Company has reacquired the right to 100% of the profits generated from the Franklin Mines and Mill once these properties come into operation which will further enhance the Company's future profitability.

On April 6, 1998, Martucci terminated the Martucci Letter of Intent. During 1997, POS and/or affiliates advanced to Franklin approximately $955,756 of funds including approximately $410,000 advanced to the Company by POS through advances made to Gems for the Company (the "POS Advances") and on March 9, 1998, the Company executed a Loan Agreement and Promissory Note (the "POS Note") evidencing the terms upon which the Company would repay the POS Advances and upon which POS would advance additional funds to the Company on an "as needed" basis. The POS Note; in the principal amount of $955,756, bears interest at a rate of 8% per annum and is due and payable on May 4, 1998 but can be extended on a month to month basis. The POS Note is secured by a first priority lien on substantially all of the assets of the Company. POS thereafter assigned the POS Note to USM on March 9th, 1998.

Notwithstanding, the termination of the Martucci Letter of Intent, the Company and Mr. Martucci have agreed to continue negotiations for a possible business combination between the Company and the Martucci Companies on an informal basis. However, there can be no assurance that any definitive agreement will be reached between the parties regarding future acquisitions. Moreover, since Martucci and the Martucci Companies have been the primary source of funding to the Company as of late; there can be no assurance that the Company will have adequate funds available to repay the POS Note. In the event that the Company should default on its obligations to repay the POS advances, USM may foreclose on the assets securing the POS Note. Such foreclosure actions by USM would have a material adverse effect on the future operations of the Company and on the Company's ability to explore the Franklin Mines.

Operations at the Company's Mining Properties

(1)  Compliance with DMG regulations at the Franklin Mines and Franklin Mill.

On or about January 9, 1996, the Company received a letter from the DMG outlining the status of the Company's 112D Mining Permit (the "Franklin Permit"). The DMG identified several areas in which it believed violations of the terms of the Franklin Permit may have existed. The major issues cited by the DMG in its January correspondence are outlined as follows:

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

Tailings Disposal Area. As approved on September 26, 1983, the original mining plan of the Company called for tailings to be slurried to a Lined Tailings Ponds located adjacent to the Franklin Mill (the "Lined Tailings Ponds"). The original mining plan also contemplated a system for draining residual tailings water from the tailings pond disposal area (the "Disposal Area") to minimize the infiltration of tailings water into groundwater in the area during run-off periods. According to the DMG, inspections conducted over the prior three years indicated that the condition of the Disposal Area at the Franklin Mines would not effectively minimize infiltration of tailings water into groundwater and that the system in place for draining residual tailings water from the Disposal Area to the Lined Tailings Ponds was no longer functional. The DMG further claimed that acidic water had been observed during inspections to be seeping from the Lined Tailings Ponds into nearby drainage during the spring run-off period. Therefore, the DMG required that action be taken at the site to prevent any further leakage into area drainage on or before January 10, 1996 to prevent a citation for possible permit violations. Moreover, the DMG required that the Company submit a revision to the Franklin Permit to include a plan for long term correction of this problem on or before March 8, 1996.

Lower Tailings Pond. On or about August 13, 1988, the Company submitted Amendment application AM-001 to the DMG to amend its original mining plan to conduct custom milling and to dewater the tailings on the lower tailings pond which is located below the Lined Tailings Ponds near the Franklin Mill (the "Lower Pond"). The DMG, on April 4, 1989, agreed to approve this amendment application provided that the Company comply with certain conditions on or before April 11, 1989. The DMG stated that it had no record of the Company's response to such compliance request and demanded that such conditions be agreed to by the Company on or before January 31, 1996 or the amendment application would be denied.

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

Reclaimation Plan. On October 5, 1983, the Company committed to remove all mine buildings in the event that the Company should reclaim the property comprising the Franklin Mines and Franklin Mill. On March 14, 1994, the DMG approved a technical revision to the Franklin Permit in which the reclaimation bond of the Company was recalculated. To help reduce reclaimation costs, the Company committed to filing an amendment prior to mine start-up and no later than July 1, 1995 which included a plan to leave the mine and mill structures after reclaimation. The DMG stated that this plan was not submitted and therefore, any costs associated with the demolition and disposal of such structures will need to be included in the Company's reclaimation bond. The DMG required that the Company submit to it, no later than March 8, 1996, specifications and other details regarding the structures to be demolished for purposes of recalculating the bond.

Although the Company responded to the claims of the DMG in a letter, dated January 19, 1996, the DMG cited the Company for possible violations of the Franklin Permit with respect to the issues relating to, among other things, the Disposal Area, the Lower Pond and the groundwater monitoring plan. On or about March 28, 1996 at a hearing before the Mined Land Reclaimation Board, the agency responsible for overseeing and reviewing permitting issues ("MLRB") and the DMG, the Company received a temporary cease and desist order prohibiting it from conducting mining and/or milling operations at the Franklin Mines until such time as all past violations cited by the DMG were satisfied.

During fiscal year 1996 and 1997, the majority of the remedial work and the technical revisions to the Franklin Permit consisted of work relating to correcting violations existing with respect to the matters identified above. Specifically, the Company (a) instituted a plan quarterly groundwater monitoring which included surface water and groundwater sampling plans, (b) took steps to correct the run-off problem associated with the Disposal Area, (c) reclaimed the Lined Tailings Ponds, (d) commenced preliminary plans for the installation of a paste backfill system for tailings disposal in the Lined Pond and (e) made application to the DMG for expansion of the permitted area at the Franklin Mines and Franklin Mill to allow for performance of certain of the remediation work outlined above. Upon completion of paste backfill work, it is anticipated that the Company will possess substantial tailings disposal capacity consistent with its production plans. However, should additional disposal areas be required, the Company may make application to the DMG to reopen the Lined Tailings Ponds which it has recently reclaimed. Since the reclaimation work relating to the Lined Tailings Ponds has been completed, the Company may also make application to the DMG to reduce the $252,000 reclaimation bond currently posted with the DMG.

In addition to the work performed in connection with the Franklin Permits, the Company submitted to the DMG an environmental protection plan (the "Environmental Protection Plan") which complies with the provisions of the Mineral Rules and Regulations of the MLRB of Hard Rock, Metal and Designated Mining Operations. The Environmental Protection Plan includes an emergency response plan for designated chemicals used on site and appropriate measures consistent with the recommendations by the Colorado Division of Wildlife for the Protection of Wildlife to prevent damage to area wildlife from designated chemicals, toxic or acid forming materials and acid mine drainage. The Environmental Protection Plan has been accepted by the DMG.

On January 31, 1997, the Company received approval from the DMG of its March 6, 1996 amendment application to the Franklin Permit. The notification of approval, received by the Company on February 28, 1997, increased the total permitted area, revised the mining plan to include the processing of ore from the Mogul Mines, alters the milling process, propose tailings paste disposal, and modifies the surface water control plan. All of the terms of the amendment approved by the DMG were incorporated into the Franklin Permit and made a part thereof. However, the DMG set forth certain conditions to its approval which required (i ) the submission of a final design for tailings disposal facilities in the form of a technical revision to the DMG for approval prior to operation of the Franklin Mill, (ii) the installation of the components of the Surface Water Control Plan not later than April 15, 1997 and (iii) the completion of closure plans for the Lined Tailings Pond by spring runoff and in any event no later than April 15. Finally, the schedule for the completion of the closure plan for Tailings Pond 5 will be determined by the DMG during fiscal year 1997 and will be dependent on the Company's tailings disposal plan which is to be submitted to the DMG in 1997.

In the Spring of 1997, the region in which the Franklin mining properties are located was subject to severe weather patterns which caused flood conditions in the area. As a result, the Company was unable to complete its work at the Franklin Mines within the prescribed time frame. Given the oral agreement with the DMG to grant the Company latitude with respect to the completion of its projects, the Company failed to make any formal application to the DMG for an extension of time to complete the Surface Water Control Plan and closure plans for the tailings ponds. As a result of this oversight, the Company received a formal Notice of Violation and Cease and Desist Order from the DMG for failure to fully complete these projects as prescribed by the DMG in its January 31, 1997 approval.

Thereafter, installation of the Surface Water Control Plan, and the closure and reclamation of the tailings ponds were completed and the Cease and Desist was automatically lifted without further action by the Company or administrative proceedings by the DMG. As of the date hereof, the Company is in compliance with all applicable regulations and no violations exist against the Company or its properties.

(2)  Newmineco and the Mogul Mine.

On September 26, 1996, the Company acquired a 20% interest in Newmineco from Gems for a purchase price of $600,000 evidenced by an interest only note bearing interest at 9.5% per annum (the "Newmineco Note"). Payments of interest were to be made quarterly, the first payment being due on December 31, 1996. The principal amount of the Newmineco Note was due on June 30, 1997. The Company, at its option, could convert the principal and interest payments due under the Newmineco Note into the Company's Common Stock on or after January 1, 1997 at a conversion rate of .078 per share. The conversion shares had registration rights. Additionally, the Company acquired the right to receive the first $500,000 of profits distributed by Newmineco, but thereafter, will receive only that portion of such profits which the Company would be entitled in respect of the aforesaid 20% ownership interest. As of December 31, 1996, the Company had failed to make its December 31, 1996 interest payment on the Newmineco Note.

The majority of the rights to the Mogul Mine were evidenced by a Lease dated March 18, 1996, entered into between Island, as lessee, and the Ruggs (McCollum being the lessor/optionor as to the Muscat Lode claim only) as lessor (the "Rugg/Mogul Lease"). The Rugg/Mogul Lease was contributed to Newmineco prior to the acquisition by the Company of 20% of the LLC.

During the early part of 1996 and again in the latter part of the year, mining commenced at the Mogul Mine in accordance with a prospecting permit which had been secured by Durango Metals, Inc. a former owner/operator of the Mogul Mine (the "Durango Prospecting Permit). Approximately 285 tons of ore were mined in 1996, of which 85 tons were shipped to a regional smelter for processing in March, 1996 and approximately 200 tons were crushed at the Franklin Mill from October through

December. As a result of such operations, the Company has been advised by the management of Newmineco that approximately $30,000 of revenue was realized by the LLC, all of which was applied against expenditures incurred by the LLC. Therefore, the Company did not realize any revenues against its right to receive a $500,000 priority payment from revenues generated from the Mogul Mine.

In the latter part of 1996, Newmineco informed the Company that disputes had arisen among various parties to the Newmineco agreements which included the Rugg/Mogul Lease and use of the underlying leasehold rights. On January 1, 1997, Island, the former lessee under the Rugg/Mogul Lease, received a notice of intent to terminate the Rugg/Mogul Leases from the Ruggs unless Island paid approximately $85,000 allegedly due to the Ruggs pursuant to the terms of the lease within 30 days of the date of the notice. The Company was advised by Newmineco and Island that the parties were negotiating in good faith to resolve their differences and that they were hopeful that a resolution would be reached shortly.

During the later part of 1996, the Company entered into discussions with Gems regarding the problems with the Mogul Mine which included certain title issues with respect to the rights to mine the Mogul Mine and litigation commenced against various parties, including the Company, in connection therewith. As a result of these discussions, the Company, Gems, Com, Inc. and Newmineco agreed that, effective December 31, 1996, the $600,000 purchase price paid by the Company, for its 20% interest in Newmineco would be reduced to $150,000. The parties further agreed that the $450,000 reduction in the Newmineco Note plus accrued and unpaid interest thereon would be applied against the outstanding balance of the Gold Hill Note (as hereafter defined), thereby further reducing the principal balance of the Gold Hill Note to $586,419. Moreover, Gems and Com, Inc. agreed to indemnify the Company for any damages incurred as a result of any lawsuits arising out of the Company's interest in Newmineco and/or the Gold Hill Mill. For further information regarding the Gold Hill Mill and Gold Hill Note See Item 1. Description of Business (3) the Gold Hill Mill. For more information regarding the title issues and litigation involving the Mogul Mine, see Item 2. Property-Rugg/Mogul Lease; Item 3 Litigation-Durango Litigation. The Gold Hill Note was further reduced by $150,000 in 1997 as a result of the reduction of the purchase of the interest in the Newmineco Note evidenced by the Newmineco Note to 0.

On February 7, 1997, Gems notified the Company that it had assigned its interest in the Newmineco Note to certain third parties, including John Miner, a consultant to the Zeus Joint Venture. Thereafter, on February 10, 1997, the Company notified Mr. Miner, as special agent to the assignees that it had elected to convert the principal due on the Newmineco Note into Common Stock of the Company in accordance with the terms therein. An aggregate of 7,692,308 shares were issued to the assignees in full satisfaction of the Newmineco Note.

(3)  The Gold Hill Mill

In July, 1996, the Company acquired the Gold Hill Mill from COM, Inc. for $2,500,000 note (the "Gold Hill Note") payable to COM, Inc. a wholly owned subsidiary of Gems. The Gold Hill Note bears interest at a rate of 8% per annum and interest payments are

$50,000 payable quarterly and is secured by a mortgage on the property in favor of COM, Inc. The principal amount of the Gold Hill Note is due June 3, 1999. The first quarterly interest payment was due on October 3, 1996. In addition to the Gold Hill Note and mortgage, the Company and COM, Inc. entered into a memorandum of understanding in which the parties agreed that certain items needed to be addressed as post closing items with respect to the sale of the Gold Hill Mill. These issues included, but were not limited to (i) the disposition of certain liens which were outstanding on the property as of July 3, 1996, including a judgement lien in the amount of $6,815.50 and a Deed of Trust in the amount of $300,000 which represented a debt owed by Gems, (ii) COM, Inc.'s agreement to defend, indemnify and hold the Company harmless for any current or subsequent notices of liens served upon the Company relating to indebtedness or other claims of such parties which occurred prior to the sale of the property to the Company and (iii) the receipt by the Company of title insurance. As of the date hereof, none of the items set forth in the memorandum of understanding have been satisfied.

In July, 1996, the Company commenced an offering to purchase assets consisting of Promissory Notes and other debt instruments from third parties in exchange for Common Stock of the Company. Com, Inc. thereafter agreed to purchase such assets from the Company in exchange for a reduction in the indebtedness of the Gold Hill Note. The Company further agreed to use its best efforts to file a registration statement with respect to such shares within 45 to 60 days from the date upon which the offering terminated. As a result of the Transaction, the Company was able to reduce the Gold Hill Note by $1,463,581, leaving a balance of $1,036,419. The Gold Hill Note was further reduced by a $600,000 credit in accordance with the agreements reached with respect to the purchase price of the Company's Newmineco interest. As of December 31, 1997, given effect to adjustments relating to intercompany loans between Gems and the Company made in connection with the settlement of affairs relating to the Zeus Joint Venture as well as the $600,000 credit afforded to the Company in connection with the Mogul Mine Note, the balance of the Gold Hill Note has been reduced to $0.

As further inducement to purchase the Gold Hill Mill, Gems represented to the Company at the time of the purchase of the facility, that it had contracted to acquire the rights to mill mine dump material located on fourteen mine dumps in the immediate vicinity of the Gold Hill Milling facility (the "Gold Hill Dumps"). The Company was advised by Gems that the Gold Hill Dumps were estimated to contain an aggregate of approximately 590,000 tons of material grading 0.15 to 0.18 ounces of gold per ton (opt gold) of dump material. In the fourth quarter 1996, Gems advised the Company that due to the failure of the parties to act, the agreement has been terminated.

The Gold Hill Mill is located within close proximity to the Franklin Mines and Mill as well as the Mogul Mine and it was hoped that the acquisition of the facility would afford the Company the opportunity to expand its geographic reach into the Gold Hill Mining region. It was contemplated that the Company would conduct milling operations at the Gold Hill Mill and Franklin Mill at a combined initial rate of 200 tons per day and that such capacity would eventually be increased.

However, the present regulatory climate has made it economically unfeasible to bring the Gold Hill Mill into operations. Recent changes in the laws governing milling and mining in Boulder County restrict the use of milling facilities located in Boulder County to processing ore recovered within the county only. Therefore, the laws preclude the Company from using the Gold Hill Mill for processing ore from the Franklin Mines. Management does not believe that any mines located in Boulder County are operating at this time. Additionally, at the time of the acquisition of the Gold Hill Mill by the Company, Gems had represented to the Company that it had obtained the rights to mill the Gold Hill Dumps. Since the agreements permitting such activities were terminated, the Company cannot use the Gold Hill Mill for this purpose. Therefore, the Company hopes to sell the real property and remove the milling equipment for relocation to the Franklin Mine. Approximately 5 acres of property will be available for sale.

Despite its decision not to operate the Gold Hill Mill, the Company has continued to take the necessary action to preserve Permit #94-117 (the "Gold Hill Permit"). Throughout 1996 and 1997, the Company has continued to work with the DMG to correct possible violations of the Gold Hill Permit, including the rehabilitation of the required spring evaporation system at the tailings ponds located on the Gold Hill Mill property. As of the date hereof, no formal violations are pending with respect to the Gold Hill Permits and the same remains in full force and effect.

To reclaim the property, the Company will be required to remove all tailings and ore from the site, test the condition of water located at the Hazel A adit pursuant to Boulder County Water Control Board requirements and fill the tailings pond with soil, contour and seed the same in accordance with state regulations. In the event that the water quality is found to be in compliance with existing standards, the adit will be plugged and capped. The Company expects reclaimation costs to be approximately $15,000 to $20,000 and does not expect reclaimation efforts in any event to exceed the $33,000 reclaimation bond posted at the DMG to cover reclaimation costs.

The Company estimates that the sale of the real property comprising the Gold Hill Mill will generate approximately $350,000 based upon estimates given to the Company by local Realtors. Management believes that the equipment has a value of approximately $925,000 and the water rights are valued at approximately $25,000. As a result of the aforementioned estimated values, the value of the assets comprising the Gold Hill Mill were written down by $1.2 million.

Other Matters

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

After receiving comments from the Commission on or about July 18, 1997, the Company received requests from the majority of the Selling Shareholders to withdraw their shares from the Registration Statement because, assuming all other provisions of Rule 144 are complied with, the shares may be sold pursuant to Rule 144 because the 1 year holding period has expired. Simultaneously, with the filing of this Annual Report, the Company intends to file an application to withdraw the Registration Statement. The Company expects that the Commission will consent to the withdrawal of the Registration Statement based upon its recent discussions with the Commission, provided the Company addresses the Commission's comments in conjunction with the filing of this report.

The Company, through the Joint Venture or otherwise, has not conducted any significant commercial mining operations and, as a result, had not generated any significant revenues through December 31, 1997 from operations at the Franklin Mine. Therefore, the Company remains in the development stage. Based on information developed through the Analysis Program and previously available geological data and reports as well as reports and other information supplied to the Company by Gems, the Company is hopeful that economically viable commercial mining operations at the Idaho Springs mining facilities can be conducted in the future. Moreover, the Company continues to work closely with Colorado state mining regulatory agencies in preparation and anticipation of full scale operations at the Franklin Mines and Franklin Mill.

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

Employees and Technical Consultants

As of December 31, 1997, the Company had no full-time employees. Three of the Company's executive officers serve as needed on a part-time basis and one of the Company's executive officers serves on a full time basis, each for no compensation. With respect to operations at the Franklin Mines and Franklin Mill, technical personnel and other qualified consultants and experts are retained on a contract or consulting basis. Management anticipates that as the Company's business develops, additional technical administrative staff may be hired as well as qualified geological and technical consultants on an as needed basis.

Item 2. Properties

Glossary of Terms
-----------------

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

Proven (Measured) Reserves      Reserves for which (a) quantity is computed from
                                dimensions   revealed  in  outcrops,   trenches,
                                workings  or  drill  holes;  grade  quality  are
                                computed  from the results of detailed  sampling
                                and (b) the sites for  inspection,  sampling and
                                measurement   are  spaced  so  closely  and  the
                                geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

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

Colorado Mining Properties

The property which constitutes the Franklin Mines consists of (i) 100% leasehold interest in the mineral rights to 28 claims comprising approximately 322 acres evidenced by the Hayden/Kennec Leases and (ii) an additional 23 claims leased and/or purchased by the Company covering less than 100% of the mineral rights comprising approximately 20 additional acres, for a total of 51 claims over 340 acres. Such properties include all improvements made by the Company thereon, including the

Franklin Mill capable of supporting up to a 150 ton per day operation in its present state. The Company does not intend to exploit any claims for which it holds less than a 100% interest. Management believes that it currently maintains adequate insurance for all of its mining properties.

Hayden/Kennec Leases

The original Hayden/Kennec Leases provided for payment by the Company of certain liabilities relating to the leased property and a minimum royalty payment of $2,000 per month or 5% of the Company's net smelter royalties realized from production whichever was greater to Mrs. Hayden and Mrs. Kennec. The original Hayden/Kennec Leases expired in November, 1996 at which time the Company had the option to purchase the leasehold rights for a purchase price of $1,250,000 less any royalties previously paid as of the expiration date. As of November, 1996, the Company paid approximately $480,000 in royalties.

On November 19, 1996, the Company entered into an amendment to the Hayden/Kennec Leases with Dorothy Kennec (the "Kennec Amendment"). Pursuant to the terms of the Kennec Amendment, Kennec agreed to extend the term as it relates to her portion of the leasehold rights through November 12, 1997. In consideration for such extension, the Company agreed to increase the royalty payment due to Kennec under the original Hayden/Kennec Leases from $1,000 to $2,000 per month and to issue to Kennec 104,000 shares of the Common Stock of the Company valued at $.125 per share, having an aggregate market value on or about November 19, 1996 of $13,000. All of the payments made under the Kennec Amendment plus the value of the shares issued thereunder are to be further applied against the buy-out price of the property under the original Hayden/Kennec Leases. Additional payments totaling approximately $60,000 was advanced by or on behalf of the Company to each of Mrs. Hayden and Mrs. Kennec through December, 1997.

To further secure the ability of the Company and the Zeus Joint Venture, Gems entered into an agreement on December 21, 1995 to purchase Hayden's interest thereto (the "Hayden Interests") for a purchase price of $75,000 (as the same has been subsequently amended from time to time, "Hayden-Gems Purchase Agreement"). Gems made an initial payment of $5,000 to Hayden and the remainder of the purchase price was to be paid on or prior to the expiration date of the Hayden/Kennec Leases. Gems advised the Company that under Colorado law, if an owner of 50% of mineral rights desired to exploit those rights, then the remaining 50% owner could not object to the exploitation of the rights, provided the non-participating owner received 50% of the net profits generated from such exploitation. Therefore, Gems informed the Company that it believed that with the acquisition of the Hayden interest, together with the portion of the Hayden/Kennec Leases owned by Kennec, the Company and the Zeus Joint Venture would have adequate access to the minerals during the remainder of the term of the Hayden/Kennec Leases on a continuing basis even if Kennec should elect not to renew the lease or sell her interests in the mining rights to the Company as per the terms of the Hayden/Kennec Leases.

On November 12, 1997, Gems had failed to comply with the terms of the Hayden/Kennec-Gems Purchase Agreement. On November 13, 1997, Hayden entered into an agreement to sell the Hayden interests to USM for a purchase price of $75,000 (the "Hayden-USM Purchase Agreement"). The purchase price is evidenced by note, due on February 2, 1998. Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to extend the Hayden/Kennec Leases upon the same terms and conditions currently in effect through March 13th, 1998 (the "Extended Expiration Date"). As of the date hereof, USM has not consummated the transaction contemplated by the Hayden-USM Purchase Agreement; however, it is expected that the transactions will close upon delivery by Hayden of clear title to the interests being conveyed to USM. Additionally, the Company is in negotiations with the parties to further extend the terms of the Hayden/Kennec Leases.

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

Ore Deposition in the Area

Most of the ore deposition in the area where the Franklin Mine is located has been credited to the period of the Laramide Orogeny. Ore extracted from the region included gold, silver, copper, lead, zinc and uranium. By far the largest single metal values were in gold, with silver being a distant second. Though many of the smaller veins located in the area pinched out at moderate depth, some have shown strong mineralization at greater depths.

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

Geology of the Franklin Mines

The rocks most commonly seen in the Franklin Mines are Pre-Cambrian age granite and microcline gneiss. Tertiary Period, monzonite, the most common of which is quartz monzonite, can be seen on the ninth level and are reported from lower levels in the Gem vein or Gem workings of the Franklin Mines. The general strike of the system is N75 degrees W with dips varying from 45(degree) to 79(degree).

The structure of the mines is controlled by the J.L. Emerson Fault system which runs in a west north west direction across the whole property and beyond. Secondary to the J.L. Emerson Fault are a multitude of small fissure veins which are parasitic to the main break. Some of these veins contribute to considerable mineralization where they intersect the J.L. Emerson Fault structure. These mineral bodies are observable in several locations in the Franklin 73 mine and the Gem mine, one measuring 22 feet wide and 60 feet in length. It has been reliably reported that some of the large stopes mined in the Gems workings measured up to 105 feet in width.

Estimated Ore Reserves

The mineral lodes of the Franklin Mines consist of these associated with the Gem, the Freighter and the Franklin mines and those minerals generally associated with the "Main Trunk" of the J.L. Emerson Fault. No reference is being made regarding the mineral potential of structures situated adjacent to, or off the "Main Trunk".

Sampling by the channel sample method was conducted during the period of 1975 through 1993 with assaying provided by the Franklin and other accredited assay laboratories. Assays were also obtained from the old Gem Mining Co. mine assay map, dated 1921 (the "Gems Assay Map"). The sampling process was carried out at right angles to the strike of the veins. Blocks were sampled on three or four sides and at times within by raise or winze. Those blocks which were extensively mined were entered where possible through open stopes with both pillars and "backfill" being sampled.

The Franklin mineral structure is generally a tabular structure in shape and consisting of several parallel to sub-parallel veins, striking in a westerly direction and dipping at 45(degree) - 79(degree) north. Its depth is unknown!

The J.L. Emerson Fault is a large regional structure, striking east to west and having an irregular plain that dips to the north at 45 to 79 degrees. The J.L. Emerson Fault is associated throughout with a series of parallel to sub-parallel sigmoidal shaped fractures that may focus east or west on the principal fault plain. These fracture patterns are found on nearly all levels and represent important centers of mineral concentration. The J.L. Emerson Fault consists of two main parallel to sub-parallel mineralized fault fractures, the so called "footwall" and "hanging wall" veins. Each of the principal veins has historically contributed to ore production in the Gem vein. A second set of true fissure veins of a later date and striking northeast and southwest interdict the J.L. Emerson Fault at several points, but do not cross. These veins are of unknown economic potential.

The mineral structures in the Franklin Mines are often large, but poorly defined. It was suggested that a core drilling program be conducted at promising locations to determine potential mineral reserves therein. It was believed by management and Gems, its joint venture partner, that much unexplored mineral potential exists in the Franklin Mine.

A geological report prepared by Gifford A. Dieterle in December, 1993 indicated that proven and probable reserves since 1987 to be as follows using a margin of error of plus or minus 15% assuming a metallurgical recovery of 90%.

As filed with Securities & Exchange Commission; Summary of Reserves Report by Gifford A. Dieterle, Geologist, dated December 7, 1993.

     In place                                             173,486.60 Tons
     Broken ore (in stopes or on surface)                   4,700.00 Tons
     Ore Mined or Milled since 1987                         8,100.00 Tons
                                                          ----------
                                                          186,286.60 Tons

     Average Grade of Gold:                           .315 ounces per ton
     Average Grade of Silver:                        6.740 ounces per ton

As of the date hereof, the Company has not received any information which would require modification of the above table.

Operations.

The successful conclusion of the paste back fill testing program will provide the Company with adequate tailings disposal and will bring the Company close to the commencement of operations. The Company is hopeful that it will commence rehabilitation before the end of the second quarter of 1998 by initially bringing to the surface 8000 tons of ore existing at the 5th level tunnel via the Freighters Friend Shaft. The Company has been approached by and is pursuing ventures with two local mining operators to mill ore mined from other mining properties located in the region at the Franklin Mill.

The Company has retained Walsh Environmental Scientists and Engineers, Inc., of Boulder, Colorado to oversee all environmental, compliance and regulatory matters relative to the Franklin Mines and Franklin Mill and has purchased the necessary equipment to conduct paste back fill testing with regard to tailings disposal on the property. It is anticipated that such tests will be completed to the satisfaction of the DMG by the end of the second quarter of 1998.

Since the acquisition of Gem's 82 1/2% of the Joint Venture, the Company is now entitled to receive 100% of the profits from mining operations and will assume full responsibility for management of the Franklin Mining Properties. Management believes that an initial capital requirement of approximately $750,000 will be required to bring the Franklin Mine and Mill into operation. In addition, USM and its affiliates have verbally pledged to continue to provide financing to the Company on an as needed basis through December 31, 1998, this financing is in addition to the POS Advances made in 1997. Other alternatives such as private placements, loans or public offerings may be considered for future operating capital.

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

The Franklin ore is refractory and therefore difficult to separate. Pyrite (iron sulfide) constitutes approximately 23% of the weight of the ore. Approximately 35% of the gold content of the ore remains locked in the pyrite as refractory gold and is not recoverable by ordinary means. In 1993, a new metallurgical process was introduced to attempt to extract gold from the pyrite concentrates. This process attempted to break down the pyrite minerals by oxidation and thereby free the contained refractory gold. The procedure involved the use of standard banks of flotation cells (48"), pyrite slurry (30%), air and agitation. At a later stage pre-processing of the pyrite by further milling occurred. Processed pyrite was subjected to cyanidation and carbon-pulp recovery of gold. The process was initially reported to be successful by the then joint venture operator with recovery of 85% of gold. However, later testing indicated that little or no gold could be recovered through this process.

Standard milling procedures are intended for newly mined ore with selective flotation of; a) lead, silver, gold and b) zinc and c) gravity concentration of gold bearing pyrite. Gold bearing pyrite concentrates will be taken off site to a copper smelter where gold and silver will be extracted. Average recovery of gold in lead concentrate is estimated at approximately 60%; pyrite concentrate 35%; slimes 5% (lost).

In the past, the Franklin Mill operated on a limited schedule while exploration and development was taking place. While the Franklin Mill has not operated with respect to ore milling, limited crushing activities took place in early 1996 for the purpose of crushing bulk test ore samples prior to assay. Thus, prior milling and the crushing recently done at the Franklin Mill can be characterized as "exploratory" in nature.

Completed in 1992, the Gold Hill Mill is a fully permitted modern milling facility completed in 1992. With the exception of test milling approximately 4,000 tons of ore by the previous owner, the Gold Hill Mill has not been operated since its completion in any commercial operations.

Offices of the Company

The Company maintains its executive offices, consisting of approximately 500 square feet, at 76 Beaver Street, Suite 500, New York, New York. During 1997, the Company agreed to rent this space for a monthly rental of $600 pursuant to an oral agreement with a non-affiliate. In 1998, the Company re-negotiated its oral agreement and now pays a monthly rental of $3,500 for the office space, secretarial and other services provided to the Company. The Company also maintains an office on site at the Franklin mine in Idaho Springs.

The Company's management anticipates this space will service the Company's needs for the foreseeable future and that, in the event such space should become unavailable in the future, the Company will be able to lease these or other suitable facilities on a reasonable basis.

Item 3. Legal Proceedings

Convertible Debentures

On June 1, 1994, the Company advised the Transfer Agent/Trustee that the Company was not in compliance with certain of the terms of the indenture (the
"Indenture") relating to the Company's 12 1/4% Convertible Debentures (the "Debentures") in that it had not maintained current filings with the Securities and Exchange Commission (the "Commission") as required. Accordingly, the Transfer Agent/Trustee was instructed not to convert any of the Debentures into Common Stock of the Company until such time as the Company notified the Transfer Agent. The Company failed to make required sinking fund payments in 1994 and was unable to pay the principal balance of the Debentures due on December 31, 1994 resulting in a default under the terms of the Indenture.

Although the Company was in default, it agreed to continue to make quarterly interest payments to the Debenture Holders during fiscal year 1995 until such time as the principal amount of the Debentures could be paid in full. It was anticipated that the Company would have the funds available to make such payments by December 31, 1995. The Company made the first quarterly interest payment due on the Debentures in 1995 but has failed to make any additional payments with respect to such interest as of the date hereof.

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

While the Company intended to comply with the terms of its agreements with the holders of the Debentures, a series of unforeseen circumstances relating to the Company's permits and reclaimation bond caused a cash flow shortage. As a result the Company has been unable to make the payments described above. Management is hopeful that the Company's limited cash flow will improve in the near future and at such time intends to comply with the terms of its December 1995 agreements. As of December 31, 1997, the accrued and unpaid interest on the Debentures is approximately $49,000.

On January 17, 1997, the Company received a letter from counsel to James E. Hopis, Revocable Trust, a holder of $5000.00 of Debentures of the Company demanding payment of such bond immediately or legal action will be taken against the Company to collect on such Debenture. In September, 1997, certain of the Company's 12 1/4% Convertible Debenture holders, including the Hopis Trust (the "Plaintiff Debentureholders") instituted an action in the Supreme Court of the State of New York against the Company for payment on approximately $42,500 principal amount of Debentures plus accrued and unpaid interest totaling approximately $13,000 and other costs and expenses related thereto. The Company has answered the aforesaid complaint.

Thereafter, the Plaintiff Debentureholders moved for summary judgment against the Company. The Company chose not to oppose the motion and a default judgment was entered against the Company in the amount of $42,500 plus interest, costs and disbursements (the "Judgment"). Moreover, the issue of attorney's fees were severed from the case and all to be set down for an inquest.

In February, 1998, USM entered into an agreement with the Plaintiff Debentureholders agreeing to pay the Judgement plus certain additional costs in the event that the Company fails to pay the Judgment and USM consummates the Transaction with the Company. In the event that USM does not consummate the Transaction by July 12, 1998, USM agreed to pay the Plaintiff Debentureholders $5,100 for their agreement not to enter the Judgment against the Company or pursue the inquest. Plaintiff Debentureholders have agreed not to enter the Judgment against the Company until July 12, 1998 or until USM notifies them that it will not pursue the Transaction.

As of the date hereof, the Company is not aware of any termination or modification of the Agreement and believes it is in full force and effect. However, there can be no assurance that USM will not terminate this Agreement or that the Agreement will expire; the result of which will be the entering of the Judgement against the Company and a possible inquest as to the Company's liability regarding attorney's fees.

The continued default and failure to comply with the 1994 and December 1995 agreements may result in Company being subject to additional legal proceedings by the Transfer Agent/Trustee under the Indenture or from other holders seeking immediate payment of the $102,500 plus related interest and penalties. While the Company hopes to cure the default or, in the alternative, reach an acceptable settlement arrangement with the holders, there can be no assurance that the funds will be available in the future to meet all of the Company's obligations. Management remains hopeful that payment or, in the alternative, commencement of settlement negotiations, will delay the commencement of any legal action until the Company can make the appropriate arrangements to repay the Debentureholders.

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

On or about August 23, 1996, Gems executed a note to Golder in the aggregate principal amount of $268,683.75 and a note to BCCM in the aggregate principal amount of $109,785.35 to secure legal and engineering fees outstanding as of such date. Each note was due and payable on or before December 23, 1996 and bears interest at a rate of 6% per annum. In the event that the payments of principal and interest under the notes were not paid when due, all principal and interest will accrue additional interest at a rate of 10% per annum. The notes were secured by a pledge of approximately 3,600,000 shares of Common Stock of the Company owned by Gems, pursuant to a Security Agreement, dated August 23, 1996. Any default under the notes constituted an event of default under the Security Agreement. Gems failed to make the required payments as of December 23, 1996.

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

On or about March 12, 1997, BCCM filed a motion to dismiss counts III, IV, and V of the Complaint relating to the breach of warranty, misrepresentation and negligent misrepresentation arguing that these claims were pled in the alternative and only become viable in the event other defendants in the case deny BCCM authority to enter into the subject contracts. Also on March 12, 1996, Zeus, the Company, Island and Gems moved to dismiss or stay proceedings pending arbitration arguing that arbitration clauses in the subject contract require the captioned action to be submitted to arbitration. However, Durango filed a separate answer to the Complaint denying that BCCM had any authority to enter into any contract on behalf of Durango and denying that Durango ratified any exercise of such authority. Therefore, on or about March 27, 1997, Golder moved to file an amended complaint to clarify its position that the claims against Durango are also asserted against the Franklin Defendants. The Company has not received a copy of such complaint to date. Notwithstanding, the parties, on April 4, 1997, executed a stipulation agreeing to arbitration on all issues concerning the subject contracts but excluding issues relating to the note and security agreement.

The Company is currently engaged in settlement negotiations with the parties in hopes of resolving this dispute and has an agreement in principal with all of the parties. However, there can be no assurance that final settlement agreements will be executed or that the Company will be successful should this matter proceed to arbitration. The Company estimates that its portion of the liability in this matter is approximately $35,000 in the event that the settlement should be consummated.

Environmental Matters:

As of the date hereof, the Company has no violations against it with respect to the Franklin Mines and Franklin Mill. While there are no outstanding violations against the Company at this time, there can be no assurance that the Company will be able to adequately comply with the conditions set forth in its permit approval or that future violations will not arise and that such violations will not lead to interruptions in operations at the Franklin Mines or Franklin Mill. For further information regarding the Permits, see Item I, Business of the Company - Operations at the Company's Mining Properties.

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

In June, 1996, Durango and/or Hartley served a series of Notices of Intent to Lien properties owned or leased by each of Gems, Island and the Company, including the Gold Hill Mill. Thereafter, on or about October 15, 1996, James A. Wood and David C. Sutton, each the owner of claims located on the properties comprising the Mogul Mines (the "Delaware Claims" and the "Bonanza Claims", respectively) and Durango, as the proported lessee of such claims, commenced an action in District Court, Boulder County, Colorado, against the Ruggs, Island, Newmineco, the Company and any other unknown parties of interest to quiet title to each of the Delaware Claim and Bonanza Claims (hereinafter the "Disputed Claims"). The complaint further alleges that the defendants have removed ore mined from the Disputed Claims and that, as a result of trespass and conversion of certain equipment of Plaintiff Durango, plaintiffs have been further damaged in the amount of approximately $800,000. In addition to the actions for quiet title and for the adjudication of the ownership of the disputed Claims, Plaintiffs requisite damages for conversion of Plaintiff Durango's equipment, seeks a full accounting of the ore removed from the premises and request all other damages, costs and expenses, including attorney's fees incurred with respect to this dispute.

The Company, as well as its co-defendants, retained local Colorado counsel and intend to rigorously defend this action while there are motions pending regarding the sufficiency of the defendant's pleadings, no decision has been made regarding such motions and no trial has yet been scheduled. In addition, on or about October 30, 1996, each of Com, Inc., the previous owner of the Gold
Hill Mill, Gems, Island, the Company, Hayden and Kennec commenced an action against each of Durango, Hartley, Consolidated Milling and Tatman in District Court, Boulder Country, Colorado relating to the Company's properties in Boulder County claiming, among other things, that (i) all liens be removed from the public record, (ii) damages were incurred for the filing of excessive liens, together with costs and expenses, including reasonable attorney's fees incurred in connection therewith, (iii) breach of contract with respect to the Newmineco venture agreement, (iv) damages incurred for loss of business opportunities and interference with plaintiff's contractual relationships and (v) defendants slandered plaintiffs title to property causing them damages. A similar complaint was also filed in Clear Creek County with respect to liens filed against the Company's properties in Clear Creek County. No counterclaims have been asserted against any of the Plaintiffs. As a result of recent motions filed on behalf of the Company in the Boulder County action, an order was entered by the Court in 1997, to discharge all liens filed against the Company's properties. The Company has been advised that the Court is expected to enter this order shortly and such order will thereafter be recorded to remove the subject liens. The Clear Creek County Court has executed an order removing the liens against the Company's Clear Creek County properties and the Company has been advised by local counsel that such order is being filed with the Clear Creek County to remove the liens from the record. Issues concerning damages suffered and defendants liability with respect thereto in each of the actions are to litigated. No trial dates have been set at this time.

NASDAQ Delisting

In 1996, the Commission approved certain amendments to the requirements for continued listing on the NASDAQ Small-Cap Market. On February 27, 1998, the
Company received a notification letter from NASDAQ informing the Company that the Company's Common Stock was not in compliance with the new minimum bid price requirement of $1.00 which became effective on February 23, 1998. The review of the Company's Common Stock price was based upon the price data covering the previous 30 consecutive trade dates prior to notification. The Company has been given 90 calendar days, expiring May 28, 1998, in order to regain compliance. The Company would come into compliance in the event that its Common Stock trades at or above the minimum requirement of $1.00 for at least 10 consecutive trade days prior to May 28, 1998. In the event that the Company's Common Stock does not regain compliance within the 90 day period, NASDAQ will issue to the Company a formal delisting letter which will identify the review procedures available to it should the Company wish to contest the delisting of its Common Stock.

Management believes that it is unlikely, given past trends, that the Company's Common Stock will sustain trading at minimum bid price of $1.00 or more for 10 consecutive trade days between now and May 28, 1998. Thus, it is likely that the Company will receive formal delisting notification and that the Company's Common Stock will no longer be listed for trading on the NASDAQ Small Cap Market. However, Management is hopeful that the Company's Common Stock will qualify for trading on the Over-The-Counter/Bulletin Board ("OTC") market and the Company will make every effort to include its Common Stock on the OTC in the likely event of a delisting by NASDAQ.

In the event that the Company's Common Stock is traded on the OTC, it may become subject to the "penny stock" trading rules. The penny stock trading rules impose additional duties and responsibilities upon broker-dealers recommends the purchase of a penny stock (by a purchaser that is not an accredited investor as defined by Rule 501(a) promulgated by the Commission under the Securities Act) or the sale of a penny stock. Among such duties and responsibilities, with respect to a purchaser who has not previously had an established account with the broker-dealer, the broker-dealer is required to (i) obtain information concerning the purchaser's financial situation, investment experience, and investment objectives, (ii) make a reasonable determination that transactions in the penny stock are suitable for the purchaser and the purchaser (or his independent adviser in such transactions) has sufficient knowledge and experience in financial matters and may be reasonably capable of evaluating the risks of such transactions, followed by receipt of a manually signed written statement which sets forth the basis for such determination and which informs the purchaser that its unlawful to effectuate a transaction in the penny stock without first obtaining a written agreement to the transaction. Furthermore, until the purchaser becomes an established customer (i.e., having had an account with the dealer for at least one year or, the dealer had effected three sales or more of penny stocks on three or more different days involving three or more different issuers), the broker-dealer must obtain from the purchaser a written agreement to purchase the penny stock which sets forth the identity and number of shares of units of the security to be purchased prior to confirmation of the purchase. A dealer is obligated to provide certain information disclosures to the purchaser of penny stock, including (i) a generic risk disclosure document which is required to be delivered to the purchaser before the initial transaction in a penny stock, (ii) a transaction-related disclosure prior to effecting a transaction in the penny stock (i.e., confirmation of the transaction) containing bid and asked information related to the penny stock and the dealer's and salesperson's compensation (i.e., commissions, commission equivalents, markups and markdowns) connection with the transaction, and (iii) the purchaser-customer must be furnished account statements, generally on a monthly basis, which include prescribed information relating to market and price information concerning the penny stocks held in the customer's account. The penny stock trading rules do not apply to those transactions in which the broker-dealer or salesperson does not make any purchase or sale recommendation to the purchaser or seller of the penny stock.

Required compliance with the penny stock trading rules affect or will affect the ability to resell the Common Stock by a holder principally because of the additional duties and responsibilities imposed upon the broker-dealers and salespersons recommending and effecting sale and purchase transactions in such securities. In addition, many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. The penny stock trading rules consequently may materially limit or restrict the liquidity typically associated with other publicly traded equity securities. In this connection, the holder of Common Stock may be unable to obtain on resale the quoted bid price because a dealer or group of dealers may control the market in such securities and may set prices that are not based on competitive forces. Furthermore, at times there may be a lack of bid quotes which may mean that the market among dealers is not active, in which case a holder of

Common Stock may be unable to sell such securities. Because market quotations in the over-the-counter market are often subjected to negotiation among dealers and often differ from the price at which transactions in securities are effected, the bid and asked quotations of the Common Stock may not be reliable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The principal U.S. market on which shares of the Company Common Stock (all of which are of one class, $.01 per share) are traded is the over the counter market on the National Association of Securities Dealers, Inc. Automated Quotation System (Symbol "FKCM"). For Information regarding possible delisting of the Company's Common Stock. See Item 3. Litigation NASDAQ Delisting.

The following table sets forth the range of high and low bid quotes of the Company's Common Stock per quarter since the beginning of fiscal year 1995 as reported by the National Quotation Bureau (which reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual Transactions).


                                     High                      Low
Quarter Ended                      Bid Price                Bid Price

March 31, 1995                      $.16                      $.13
June 30, 1995                       $.19                      $.16
September 30, 1995                  $.19                      $.16
December 31, 1995                   $.22                      $.16

March 31, 1996                      $.25                      $.16
June 30, 1996                       $.25                      $.09
September 30, 1996                  $.13                      $.06
December 31, 1996                   $.16                      $.06

March 31, 1997                      $.22                      $.16
June 30, 1997                       $.19                      $.16
September 30, 1997                  $.22                      $.16
December 31, 1997                   $.09375                   $.0625

As of December 31, 1997, the approximate number of recordholders of the Company's Common Stock is approximately 2,999 inclusive of those brokerage firms and/or clearing houses holding the Company's Common Shares in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock issued and outstanding is 98,879,328 as of December 31, 1997. No dividends on Common Shares have ever been paid by the Company due to the lack of excess capital and the Company does not anticipate that dividends will be paid in the foreseeable future.

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

In August, 1995, Gems, as an assignee of Mr. DiMatteo, converted its 4% net profits interest in the Company to which it has rights to receive under the terms of a Loan Agreement, into 300,000 shares per percentage point or 1,200,000 shares of the Company. Such shares were issued to Gems on or about August 18, 1995. In September, 1995, certain of the holders of the Anderson Loans, other than Gems, agreed to convert their notes and accrued interest thereon at a rate of $.078 per share which represents 50% of the NASDAQ quoted price of the Company's shares for the last 3 months, the total amount of principal and interest to be converted to be determined at the time of conversion. Thereafter, on or about December 27, 1995, Gems was invited to convert its notes on the same terms and conditions as the other holders, thereby satisfying the Company's obligations under the Anderson Loans. Such shares were issued by the Company in reliance on an exception from registration afforded by Section 4(2) under the Act.

In December, 1994, Island, Gems and the Company entered into a Binding Exchange Letter Agreement (the "Exchange Agreement"), pursuant to which Island and Gems would transfer to the Company, in a tax free exchange, assets having a value equal to 270,000,000 shares of newly issued Common Stock or approximately 85% of the Company. In the event that the Company was unable to perform its obligations under the Exchange Agreement in a timely fashion, then the Company was obligated to issue to Gems 6,000,000 shares of Common Stock, or in the alternative, pay a fee of approximately $1,500,000 to Gems (the "Upset Fee").

In September, 1995, the Company, Island and Gems entered into a settlement agreement (the "Settlement Agreement") which acknowledged that the Transactions contemplated by the Exchange Agreement were not timely consummated and in which the Company agreed to either issue 6,000,000 shares of its Common Stock to Gems or pay the Upset Fee. The issuance of the Common Stock was predicated upon the approval of the Company's stockholders of an increase in the authorized capital of the Company from 50,000,000 to 100,000,000. In addition, the parties further agreed to convert $249,600 advances made by Gems to the Company into 3,200,000 shares of Common Stock and to increase Gems interest in the Joint Venture to 82.5%. On November 30, 1995, the shareholders of the Company approved an increase in the Company's authorized capital stock and in accordance with the Settlement Agreement, the Company issued to Gems and aggregate of 9,200,000 shares of Common Stock in reliance on an exemption afforded by Section 4(2) under the Act.

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

On or about March 5, 1996, the Company issued to certain principals of Wolinetz, Gottlieb & Lafazan, P.C., the former independent auditors of the Company ("WGL"), approximately 56,000 shares of Common Stock of the Company in satisfaction of outstanding accounting fees owed by the Company to WGL of approximately $10,000. The shares were issued pursuant to an exemption from registration afforded by Section 4(2) under the Act. For more information concerning WGL, See Item8-Chantges In and Disagreements with Accountants on Accounting and Financial Disclosure.

On or about April 18, 1996, the Company executed a promissory note payable to a private lender in the principal amount of $60,000 and issued to lender 160,000 shares of Common Stock of the Company as further consideration for advancing said loan.

The shares  were issued  pursuant an  exemption  from  registration  afforded by
Section 4(2) under the Act.

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

Also in July, 1996, the Company issued 1,000,000 shares of Common Stock to a former officer and director of the Company in satisfaction of a finders fee owed to Mr. Horing in connection with the formation of the Zeus Joint Venture. The shares were issued in accordance with an exemption from registration afforded by
Section 4(2) under the Act.

On August 28, 1996, the Company entered into an investment banking agreement with Redstone Securities, Inc. ("Redstone") pursuant to which Redstone agreed to perform certain investment banking services in exchange for a fee payable by the granting of an option to Redstone to purchase up to 3,000,000 shares of Common Stock of the Company at an exercise price of $.001 per share. In November, 1996, Redstone exercised its option to purchase 2,500,000 shares of Common Stock and in January, 1997 exercised its option to purchase the remaining 500,000 shares of Common Stock. The Company issued such shares in accordance with an exemption from registration afforded by Section 4(2) under the Act.

On or about August 29, 1996, the Company issued 1,088,000 shares of Common Stock in consideration of the purchase price for certain real property purchased by Gems. The shares were issued to seller in accordance with an exemption from registration afforded by Section 4(2) under the Act.

In consideration of the extension of the Kennec portion of the Hayden Kennec Leases, the Company issued to Dorothy Kennec, 104,000 shares of the Company Common Stock in {April 1997]. The stock was valued at $.125 per share having an aggregate value at the time of the extension agreement of $13,000. The shares were issued in accordance with an exemption from registration afforded by
Section 4(2) Under the Act.

On September 26, 1996, the Company acquired a 20% interest in Newmineco from Gems for a purchase price of $600,000 evidenced by an interest only note bearing interest at 9.5% per annum. On February 10, 1997, the Company made its election to convert the amounts owing on the Newmineco Note into Common Stock of the Company at a conversion price of $.078 per share. The Company issued to such holders and aggregate of 7,692,308 shares of Common Stock of the Company in full satisfaction of the Company's obligations under the Newmineco Note. The shares were issued in accordance with an exemption from registration afforded by
Section 4(2) under the Act.

Item 6. Management's Discussion and Analysis or Plan of Operation

The Company is engaged in the business of investing and participating in the development of commercial mining and milling operations primarily at leased properties in or near Idaho Springs, Colorado.

During 1996 and 1997, remediation work was performed and completed at the Franklin Mines and the Franklin Mill in preparation for the commencement of mining operations at the Franklin Mines and the Mogul Mines. In 1996, approximately 200 tons of ore were mined at the Mogul Mines and shipped to the Franklin site where the ore was crushed and milled. Management was encouraged by the performance of the Mill during these operations.

The Company remains in the development stage and has not generated significant revenues on a sustained basis since its inception. The Company did not realize any revenues based on sales made by the Zeus Joint Venture or Newmineco in 1996 and 1997. Since the termination of the Zeus Joint Venture, and the abandonment of its participation in Newmineco, the Company will no longer recognize income or losses based on its proportionate equity interest in these entities.
Accordingly, the Company will be entitled to receive 100% of the income generated from the Franklin Mines, if any, once production is commenced.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations principally through equity and debt financing, including such financing provided through its relationships with its Joint Venture partner in 1996 and early 1997 and through its relationship with Martucci and the Martucci companies the remainder of 1997. The Company has derived no income from its mining and milling investments which during 1997 were comprised of investments in the assets and rights related to the Franklin Mines and Mill, the Gold Hill Mill and Newmineco. At December 31, 1997, the Company's only liquid asset was cash, the balance of which increased from $127 at December 31, 1996 to $1,078 at December 31, 1997.

During 1997, the Company relied on its Joint Venture partner Gems, and later POS and its affiliates as its principal capital resource. As of December, 1997, the Company borrowed approximately $547,000 from POS and affiliates and assumed an additional $410,000 in liabilities for funds advanced to Gems by POS and affiliates.

The Company had total current liabilities as of December 31, 1997 of $1,666,870, including $955,756 constituting the principal balance of the POS Note, convertible debentures with a principal amount of $145,000 and other notes payable with a principal balance of $167,000. In addition to the payment of its current liabilities, the Company incurred general, administrative and other costs and expenditures related to any mining and milling operations, at the rate of approximately $60,000 per month in 1997 and expects to incur additional administrative expenses of approximately $20,000 per month plus interest in 1998.

During 1997, POS and its affiliates advanced approximately $410,000 to the Company through Gems. These monies were used to, among other things, pay for legal and accounting fees in connection with public filings and necessary general and administrative expenses. In November 1997, USM purchased Gems interest in the Zeus Joint Venture and assigned the rights to the Company in exchange for the assumption of certain liabilities. This transfer gave the Company 100% of net profits generated by operations at the Franklin Mines. Also, in November 1997, USM entered into a contract to purchase 50% of all of the mineral rights from Audrey Hayden, a co-lessor to the Company. In addition, as of December 31, 1997, USM/POS and/or its affiliates, had advanced approximately $955,756 including the $410,000 previously advanced to the Company, by POS and affiliates through Gems.

USM and its affiliates have pledged to provide financing to the Company on an as needed basis until on or about January 1, 1999. It is anticipated that the funds received from USM and its affiliates will cover the general, administrative and other costs which Management estimates will be approximately $20,000 per month. Management further anticipates, but cannot insure, that USM will provide $750,000 of funding which Management estimates will be needed to ready the Franklin Mine and Milling properties for the commencement of extraction and milling. Additional funding, however, will be needed to support operations once mining and milling commence to finance operations as well as upgrade the processing facilities to allow for an increase in ore processing capacity.

In the absence of liquid resources, cash flows from operations and any other commitments for debt or equity financing, Management believes that the ability of the Company to continue its operations will be dependent upon the provision of financing by USM and its affiliate. Management believes, but cannot assure, that such financing and the financing needed to commence operations at the Franklin Mines will be provided by USM and its affiliates during 1998, and that the Company will remain dependent on USM and its affiliates as its primary source of financing for its operations until such time, if any, as the Company begins to receive cash flows from the Franklin Mine and Mill.

Management believes that all necessary environmental and regulatory approvals have been obtained and it anticipates that mining and milling operations will begin at the Franklin Mines during 1998. To be able to commence milling operations, the Company will have to obtain sufficient working capital of approximately $750,000 and hire managerial and other mill personnel. Other nearby mines are not operating currently due, in the opinion of management, to the lack of available milling facilities. The Company intends to solicit owners of those mines to use the Company's mills to process their ore in order to augment expected revenues from mining operations. However, there can be no assurance that any significant cash flows will be generated through these operations during 1998.

Plan of Operations

For the remainder of fiscal 1998, the Company plans to (i) commence the extraction of minerals from the Franklin Mine and full scale operations at the Franklin Mill, (ii) hire personnel to adequately staff the mine and mill and
(iii) conclude negotiations of milling contracts with neighboring mines. Management estimates that approximately $750,000 of capital will be needed to achieve (i) and (ii).

In the event that the Company should acquire additional working capital, then the Company will initiate a reconfiguration program at the Franklin Mill to expend mill capacity to processing 300 tons of ore per day by the end of fiscal year 1999 and initiate core drilling programs to substantiate additional proven ore reserves.

Results of Operations 1997 vs 1996

The Company had a net loss of $1,908,475 for 1997 as compared to a net loss of $967,524 during 1996. This increase of $940,951 or 97% was primarily attributable to a $1,200,000 write-down of mining, milling and other property and equipment associated with the Gold Hill Mine, no such costs were reflected in 1996 by the Company. In addition, during 1997, mine expenses and environmental remediation costs of $162,945 were incurred by the Company. During 1996, these costs were reflected on the books of the Joint Venture and/or Gems and its affiliates.

Other than the write-down and the mine and environmental remediation expenses, the loss from other sources was $545,530 for 1997 compared to $967,524 for 1996 expenses.

General and administrative expenses declined from approximately $733,000 in 1996 to approximately $368,000 in 1997. This reduction of approximately $365,000 or 50% is attributable primarily to the following:

     * Reduction in professional fees from approximately $395,000 in 1996 to approximately $179,000 in 1997, this $216,000 decrease represents a 55% reduction. Professional fees consist of legal, accounting and engineering fees. Professional fees were greater in 1996 as compared to 1997 because of expenses incurred in connection with the various litigation, environmental and financing matters described in items 1 and 3.

     * Investment banking fees decreased by $105,000 in 1997 from $213,000 to $108,000, a 49% decrease. All investment banking fees were incurred in connection with the Company's agreement with Redstone Securities. This agreement expired during 1997.

Other general and administrative expenses during 1996 and 1997 included: costs associated with the Company's public filings, rent, office and other fees.

Interest expenses for 1997 were approximately $33,000 as compared to $102,000 for 1996. This $69,000 decrease, or 68% is attributable to the decrease in obligations payable to Gems and its affiliates. Interest associated with obligations incurred and assumed with respect to the $955,756 note payable to POS and affiliates were substantially recorded during November and December of 1997.

During 1997, the Company recognized $9,249 in income related to the Joint Venture. During 1996, the Company recorded a loss from Joint Venture of $12,950.

Other expenses reflected in 1997 of $35,000 were incurred in connection with the Golder litigation (See Item 3).

Results of Operations 1996 vs. 1995

The Company and the Zeus Joint Venture had no active mining or milling operations during 1996 and 1995.

The Company had a net loss of $967,524 for 1996 as compared to a net loss of $924,344 during 1995. This increase of $43,180 was primarily attributable to an increase in general and administrative expense in 1996 of $505,414 offset by the effects of a non-recurring, noncash charge in 1995 of $468,000 for the issuance of stock to Gems to settle claims arising from the failure of the Company to meet its obligations under the Joint Venture Agreement. General and administrative expense were $732,710 for 1996 as compared with $227,287 during 1995 due primarily to increases in professional fees and costs of investment banking services. Interest expense was $102,238 during 1996 as compared to $92,434 during 1995 due to increased interest incurred in connection with the issuance of notes in the Gold Hill Mill and Newmineco acquisitions.

Operations of the Joint Venture at the Franklin Mine and the Franklin Mill during 1996 were restricted by the cease and desist order issued in March, 1996 by the DMG for permit violations that were not vacated until June 7, 1996. As a result, the Company's equity in the net loss of the Zeus Joint Venture was $12,950 in 1996 compared to $15,540 in 1995.

Item 7. Financial Statements and Supplementary Data

The index to Financial Statements appears on page F-1.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)



                                    - INDEX -

                                                                                                                Page(s)
                                                                                                                -------
Report of Independent Auditors                                                                                   F - 2
Report of Predecessor Independent Auditors                                                                       F - 3
Financial Statements:
      Balance Sheet, December 31, 1997                                                                           F - 4
      Statements of Operations, Years Ended December 31, 1997 and 1996 and
      Period From December 1, 1976 (Inception) to December 31, 1997                                              F - 5

      Statements of Stockholders' Equity, Years Ended December 31, 1997 and 1996 and
      Period From December 1, 1976 (Inception) to December 31, 1997                                              F - 6

      Statements of Cash Flows, Years Ended December 31, 1997 and 1996 and
      Period From December 1, 1976 (Inception) to December 31, 1997                                             F - 11

Notes to Financial Statements                                                                                   F - 13

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Franklin Consolidated Mining Co., Inc.


We have audited the balance sheet of Franklin Consolidated Mining Co., Inc. as of December 31, 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Franklin Consolidated Mining Co., Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise whose operations have generated recurring losses and cash flow deficiencies from inception and, as of December 31, 1997, has a substantial working capital deficiency. As a result, it was in default with respect to payments on several notes and on convertible debentures and substantially dependent on outside funding for financing. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                                        LAZAR LEVINE & FELIX LLP


New York, New York
April 20, 1998

                    PREDECESSOR INDEPENDENT AUDITORS' REPORT

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 1997

                                   - ASSETS -

CURRENT ASSETS:
    Cash and cash equivalents                                                $      1,078
                                                                             ------------

TOTAL CURRENT ASSETS                                                                1,078

    Mining, milling and other property and equipment, net of accumulated
      depreciation and depletion of $1,959,160                                  5,424,935
    Land - held for resale                                                        345,000
    Mining reclamation bonds                                                      130,681
                                                                             ------------

                                                                             $  5,901,694
                                                                             ============

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                    $    367,933
    Payroll and other taxes payable                                                31,181
    Convertible debentures                                                        145,000
    Notes payable - related party and others                                      167,000
    Note payable - related party                                                  955,756
                                                                             ------------

TOTAL CURRENT LIABILITIES                                                       1,666,870
                                                                             ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, par value $.01 per share; 100,000,000 shares authorized;
      98,879,328 shares issued and outstanding                                    988,793
    Additional paid-in capital                                                 16,350,575
    Deficit accumulated during the development stage                          (13,104,544)
                                                                             ------------
                                                                                4,234,824
                                                                             ------------

                                                                             $  5,901,694
                                                                             ============






             See auditors' report and notes to financial statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1997

                                                                                                            Cumulative
                                                                                                               from
                                                                                1997            1996         Inception
                                                                            ------------    ------------    ------------
REVENUES:
    Sales                                                                   $       --      $       --      $    876,082
    Interest income                                                                3,888           2,351         544,775
    Other income                                                                    --              --            75,000
                                                                            ------------    ------------    ------------
                                                                                   3,888           2,351       1,495,857
                                                                            ------------    ------------    ------------

EXPENSES:
    Mine expenses and environmental remediation costs                            162,945            --         3,523,738
    Write-down of mining and milling and other property and equipment          1,200,000            --         1,200,000
    Depreciation and depletion                                                   121,980         121,986       2,154,509
    General and administrative expenses                                          368,353         732,701       5,398,785
    Interest expense                                                              33,334         102,238         629,172
    Amortization of debt issuance expense                                           --              --           683,047
    Equity in net (income) loss and settlement of claims of Joint Venture         (9,249)         12,950         591,971
    Other                                                                         35,000            --           419,179
                                                                            ------------    ------------    ------------
                                                                               1,912,363         969,875      14,600,401
                                                                            ------------    ------------    ------------

NET LOSS                                                                    $ (1,908,475)   $   (967,524)   $(13,104,544)
                                                                            ============    ============    ============


BASIC LOSS PER COMMON SHARE                                                 $       (.02)   $       (.01)
                                                                            ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING                                           98,500,000      74,284,324
                                                                            ============    ============










             See auditors' report and notes to financial statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY            Page 1 of 5
                       ----------------------------------
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1997

                                                                                          Deficit
                                                                                        Accumulated
                                                                         Additional     During the
                                                              Common       Paid-in      Development    Treasury
                                               Shares         Stock        Capital         Stage         Stock        Total
                                            ------------   -----------   -----------    -----------    ---------   -----------
Issuance of common stock:
    Cash                                         155,000   $     1,550   $    41,550    $      --      $    --     $    43,100
    Non-cash:
      Related parties                            925,000         9,250          --             --           --           9,250
      In exchange for shares of Gold
        Developers and Producers, Inc.         1,095,000        10,950         6,484           --           --          17,434
Net loss                                            --            --            --          (45,584)        --         (45,584)
                                            ------------   -----------   -----------    -----------    ---------   -----------
Balance, December 31, 1977                     2,175,000        21,750        48,034        (45,584)        --          24,200

Issuance of common stock:
    Pursuant to public offering , net of
      underwriting expenses of $11,026           588,200         5,882       278,113           --           --         283,995
    Cash                                         225,000         2,250       240,627           --           --         242,877
    Non-cash                                       5,000            50         4,950           --           --           5,000
Net loss                                            --            --            --          (66,495)        --         (66,495)
                                            ------------   -----------   -----------    -----------    ---------   -----------
Balance, December 31, 1978                     2,993,200        29,932       571,724       (112,079)        --         489,577

Issuance of common stock:
    Cash                                         231,850         2,318       438,932           --           --         441,250
    Non-cash - related parties                    40,000           400        59,600           --           --          60,000
    Non-cash - other                               6,675            67        13,283           --           --          13,350
Net loss                                            --            --            --         (128,242)        --        (128,242)
                                            ------------   -----------   -----------    -----------    ---------   -----------
Balance, December 31, 1979                     3,271,725        32,717     1,083,539       (240,321)        --         875,935

Issuance of common stock:
    Cash                                         289,750         2,898       837,102           --           --         840,000
    Non-cash                                      59,500           595       118,405           --           --         119,000
Net loss                                            --            --            --         (219,021)        --        (219,021)
                                            ------------   -----------   -----------    -----------    ---------   -----------
Balance, December 31, 1980                     3,620,975        36,210     2,039,046       (459,342)        --       1,615,914

Issuance of common stock:
    Cash                                          65,625           656       261,844           --           --         262,500
                                            ------------   -----------   -----------    -----------    ---------   -----------
Balance, pre-stock split                       3,686,600        36,866     2,300,890       (459,342)        --       1,878,414

Issuance of common stock:
    Pursuant to a four-for-one stock split    11,059,800       110,598      (110,598)          --           --            --
    Cash                                         578,000         5,780       552,220           --           --         558,000
    Non-cash                                     104,000         1,040       102,960           --           --         104,000
    Commission on sale of common stock              --            --         (57,300)          --           --         (57,300)
Net loss                                            --            --            --         (288,105)        --        (288,105)
                                            ------------   -----------   -----------    -----------    ---------   -----------
Balance, December 31, 1981                    15,428,400       154,284     2,788,172       (747,447)        --       2,195,009


     See auditors' report and notes to financial statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY            Page 2 of 5
                       ----------------------------------
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1997

                                                                                        Deficit
                                                                                      Accumulated
                                                                        Additional    During the
                                                           Common        Paid-in      Development     Treasury
                                              Shares        Stock        Capital         Stage          Stock        Total
                                           -----------   -----------   -----------    -----------    ---------   -----------
Issuance of common stock:
    Cash                                       861,006   $     8,610   $   755,516    $      --      $    --     $   764,126
    Non-cash                                   162,000         1,620       160,380           --           --         162,000
    Commission on sale of common stock            --            --         (56,075)          --           --         (56,075)
Net loss                                          --            --            --         (287,291)        --        (287,291)
                                           -----------   -----------   -----------    -----------    ---------   -----------
Balance, December 31, 1982                  16,451,406       164,514     3,647,993     (1,034,738)        --       2,777,769

Issuance of common stock:
    Cash                                     1,273,134        12,732     1,176,818           --           --       1,189,550
    Non-cash                                    70,834           708        70,126           --           --          70,834
    Exercise of stock options by:
      Related parties                          267,500         2,675       264,825           --           --         267,500
      Others                                     4,000            40         3,960           --           --           4,000
    Commission on sale of common stock            --            --        (124,830)          --           --        (124,830)
    Net loss                                      --            --            --         (749,166)        --        (749,166)
                                           -----------   -----------   -----------    -----------    ---------   -----------
Balance, December 31, 1983                  18,066,874       180,669     5,038,892     (1,783,904)        --       3,435,657

Issuance of common stock:
    Cash                                     1,201,700        12,017     1,139,683           --           --       1,151,700
    Non-cash                                    27,500           275        27,225           --           --          27,500
    Exercise of stock options by related
      parties                                  200,000         2,000       198,000           --           --         200,000
    Commission on sale of common stock            --            --         (90,950)          --           --         (90,950)
    Net loss                                      --            --            --         (301,894)        --        (301,894)
                                           -----------   -----------   -----------    -----------    ---------   -----------
Balance, December 31, 1984                  19,496,074       194,961     6,312,850     (2,085,798)        --       4,422,013

Issuance of common stock:
    Cash                                       421,308         4,213       295,866           --           --         300,079
    Non-cash                                    10,000           100         7,400           --           --           7,500
    Exercise of stock options by:
      Related parties                          200,000         2,000       148,000           --           --         150,000
      Others                                     1,000            10           740           --           --             750
    Commission on sale of common stock            --            --          (3,462)          --           --          (3,462)
    Net loss                                      --            --            --         (133,929)        --        (133,929)
                                           -----------   -----------   -----------    -----------    ---------   -----------
Balance, December 31, 1985                  20,128,382       201,284     6,761,394     (2,219,727)        --       4,742,951

     See auditors' report and notes to financial statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY            Page 3 of 5
                       ----------------------------------
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1997

                                                                                      Deficit
                                                                                    Accumulated
                                                                      Additional    During the
                                                          Common       Paid-in      Development     Treasury
                                            Shares        Stock        Capital         Stage          Stock          Total
                                         -----------   -----------   -----------    -----------    -----------    -----------
Issuance of common stock:
    Cash                                     569,000   $     5,690   $   294,810    $      --      $      --      $   300,500
    Non-cash - related parties               160,000         1,600        78,400           --             --           80,000
    Non-cash - others                        135,000         1,350        52,650           --             --           54,000
    Net loss                                    --            --            --         (227,788)          --         (227,788)
                                         -----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 1986                20,992,382       209,924     7,187,254     (2,447,515)          --        4,949,663

Issuance of common stock:
    Cash                                   2,604,368        26,044     1,261,257           --             --        1,287,301
    Non-cash - related parties               202,000         2,020        68,880           --             --           70,900
    Non-cash - other                          37,500           375        36,875           --             --           37,250
    Commission on sale of common stock          --            --        (110,243)          --             --         (110,243)
    Net loss                                    --            --            --         (730,116)          --         (730,116)
                                         -----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 1987                23,836,250       238,363     8,444,023     (3,177,631)          --        5,504,755

Issuance of common stock - non-cash
    - related parties                        200,000         2,000        48,000           --             --           50,000
Net loss                                        --            --            --         (386,704)          --         (386,704)
Purchase of 50,000 shares of
    treasury stock - at cost                    --            --            --             --      $   (12,500)       (12,500)
                                         -----------   -----------   -----------    -----------    -----------    -----------
Balance, at December 31, 1988             24,036,250       240,363     8,492,023     (3,564,335)       (12,500)     5,155,551

Issuance of common stock:
    Cash                                     678,000         6,780       103,720           --             --          110,500
    Non-cash - others                        283,666         2,836        31,030           --             --           33,866
    Non-cash -related parties                210,000         2,100        29,400           --             --           31,500
    Private placement:
      Cash                                 2,275,000        22,750          --             --             --           22,750
      Debt issuance expense                     --            --         455,000           --             --          455,000
      Conversion of debentures             1,050,000        10,500        94,500           --             --          105,000
      Exercise of stock options              300,000         3,000        42,000           --             --           45,000
    Commission on sale of common stock          --            --          (1,500)          --             --           (1,500)
    Compensation resulting from stock
      options granted                           --            --          39,000           --             --           39,000
    Net loss                                    --            --            --       (1,279,804)          --       (1,279,804)
                                         -----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 1989                28,832,916       288,329     9,285,173     (4,844,139)       (12,500)     4,716,863

     See auditors' report and notes to financial statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY            Page 4 of 5
                       ----------------------------------
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1997

                                                                                          Deficit
                                                                                        Accumulated
                                                                        Additional      During the
                                                            Common        Paid-in       Development      Treasury
                                              Shares         Stock        Capital          Stage           Stock          Total
                                          ------------   ------------   ------------    ------------    ------------   ------------
Sale of underwriter's stock warrants              --     $       --     $        100    $       --      $       --     $        100
Issuance of common stock:
    Cash                                       335,000          3,350         41,875            --              --           45,225
    Non-cash - others                           39,855            399          5,579            --              --            5,978
    Conversion of debentures                   160,000          1,600         30,400            --              --           32,000
    Net loss                                      --             --             --        (1,171,962)           --       (1,171,962)
                                          ------------   ------------   ------------    ------------    ------------   ------------
Balance, December 31, 1990                  29,367,771        293,678      9,363,127      (6,016,101)        (12,500)     3,628,204

Issuance of common stock:
    Cash - others                            1,799,576         17,996         78,935            --              --           96,931
    Cash - related parties                   1,800,000         18,000         72,000            --              --           90,000
    Non-cash - others                        1,183,724         11,837         47,350            --              --           59,187
    Conversion of debentures                 3,731,000         37,310        588,690            --              --          626,000
    Exercise of stock options                  250,000          2,500         10,000            --              --           12,500
    Conversion of notes payable                250,000          2,500         12,500            --              --           15,000
    Net loss                                      --             --             --          (764,926)           --         (764,926)
                                          ------------   ------------   ------------    ------------    ------------   ------------
Balance, December 31, 1991                  38,382,071        383,821     10,172,602      (6,781,027)        (12,500)     3,762,896

Issuance of common stock:
    Cash - others                            2,021,923         20,219        149,389            --              --          169,608
    Cash - related parties                     630,000          6,300         42,700            --              --           49,000
    Non-cash - others                        1,729,609         17,296        348,762            --              --          366,058
    Non-cash - related parties                  12,120            121            485            --              --              606
    Non-cash - exercise of options by
      related parties                        2,050,000         20,500         82,000            --              --          102,500
    Conversion of debentures                   540,000          5,400        156,600            --              --          162,000
    Commission on sale of common stock
      - related parties                           --             --           (7,123)           --              --           (7,123)
    Net loss                                      --             --             --        (1,343,959)           --       (1,343,959)
                                          ------------   ------------   ------------    ------------    ------------   ------------
Balance, December 31, 1992                  45,365,723        453,657     10,945,415      (8,124,986)        (12,500)     3,261,586

Issuance of common stock:
    Cash - others                              873,400          8,734        125,230            --              --          133,964
    Cash - related parties                     777,000          7,770         69,930            --              --           77,700
    Non-cash - others                          150,000          1,500         13,500            --              --           15,000
    Non-cash - settlement of litigation      1,000,000         10,000         90,000            --              --          100,000
    Non-cash - exercise of options by
      related parties                          200,000          2,000          8,000            --              --           10,000
    Conversion of debentures                   140,000          1,400         33,600            --              --           35,000
    Conversion of loan                         100,000          1,000          9,000            --              --           10,000
    Net loss                                      --             --             --          (797,619)           --         (797,619)
                                          ------------   ------------   ------------    ------------    ------------   ------------
Balance, December 31, 1993                  48,606,123        486,061     11,294,675      (8,922,605)        (12,500)     2,845,631

             See auditors' report and notes to financial statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY            Page 5 of 5
                       ----------------------------------
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1997

                                                                                           Deficit
                                                                                          Accumulated
                                                                           Additional     During the
                                                              Common        Paid-in       Development    Treasury
                                                Shares         Stock        Capital          Stage         Stock        Total
                                             ------------    ---------    -----------    ------------    ---------   ------------
Retirement of treasury stock                      (50,000)   $    (500)   $   (12,000)   $       --      $  12,500   $       --
Net loss                                             --           --             --          (381,596)        --         (381,596)
                                             ------------    ---------    -----------    ------------    ---------   ------------
Balance, December 31, 1994                     48,556,123      485,561     11,282,675      (9,304,201)        --        2,464,035

Issuance of common stock:
    Settlement of claims by joint venture
      partner                                   6,000,000       60,000        408,000            --           --          468,000
    Repayments of loan from joint venture
      partner                                   3,200,000       32,000        217,600            --           --          249,600
    Repayments of long-term loans from
      related parties and accrued interest      8,679,797       86,798        590,227            --           --          677,025
    Exchange of shares for profit partici-
      pation interests                          2,700,000       27,000        (27,000)           --           --             --
    Net loss                                         --           --             --          (924,344)        --         (924,344)
                                             ------------    ---------    -----------    ------------    ---------   ------------
Balance, December 31, 1995                     69,135,920      691,359     12,471,502     (10,228,545)        --        2,934,316

Issuance of common stock for:
    Cash                                        1,753,411       17,534        280,066            --           --          297,600
    Services and interest                       3,716,000       37,160        318,277            --           --          355,437
    Conversion of convertible notes             4,294,770       42,948        375,792            --           --          418,740
    Repayments of loan from joint
      venture partner                           2,316,000       23,160        338,715            --           --          361,875
    Repayments of long-term loans from
      related party                             9,366,919       93,669      1,369,912            --           --        1,463,581
    Net loss                                         --           --             --          (967,524)        --         (967,524)
                                             ------------    ---------    -----------    ------------    ---------   ------------
Balance, December 31, 1996                     90,583,020      905,830     15,154,264     (11,196,069)        --        4,864,025

Issuance of common stock for:
    Extension of lease rights                     104,000        1,040         11,960            --           --           13,000
    Conversion of note payable                  7,692,308       76,923        523,077            --           --          600,000
    Conversion of debt                            500,000        5,000         45,500            --           --           50,500
    Acquisition of joint venture                     --           --          615,774            --           --          615,774
    Net loss                                         --           --             --        (1,908,475)        --       (1,908,475)
                                             ------------    ---------    -----------    ------------    ---------   ------------

BALANCE, DECEMBER 31, 1997                     98,879,328    $ 988,793    $16,350,575    $(13,104,544)   $    --     $  4,234,824
                                             ============    =========    ===========    ============    =========   ============


             See auditors' report and notes to financial statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                             -----------------------
                     YEARS ENDED DECEMBER 31, 1997 AND 1996          Page 1 of 2
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1997

                                                                                                                  Cumulative
                                                                                                                     from
                                                                                      1997           1996          Inception
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $ (1,908,475)   $   (967,524)   $(13,104,544)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and depletion                                                       121,980         121,986       2,154,509
      Write-down of mining and milling and other property and equipment              1,200,000            --         1,200,000
      Amortization of debt issuance expense                                               --              --           683,047
    Value of common stock issued for:
      Services and interest                                                             13,000         355,437       1,338,714
      Settlement of litigation                                                            --              --           100,000
      Settlement of claims by joint venture partner                                       --              --           468,000
      Compensation resulting from stock options granted                                   --              --           311,900
      Value of stock options granted for services                                         --              --           112,500
      Equity in net (income) loss of joint venture                                      (9,249)         12,950         123,971
      Other                                                                               --              --            (7,123)
    Changes in operating assets and liabilities:
      Prepaid expenses                                                                 107,979        (107,979)           --
      Interest accrued on mining reclamation bonds                                      (3,806)         (1,875)         (5,681)
      Accounts payable and accrued expenses                                           (104,986)        274,607         631,370
                                                                                  ------------    ------------    ------------
        Net cash used in operating activities                                         (583,557)       (312,398)     (5,993,337)
                                                                                  ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases and additions to mining, milling and other property and
      equipment                                                                           --           (85,000)     (5,120,354)
    Purchases of mining reclamation bonds, net                                            --           (80,000)       (125,000)
    Deferred mine development costs and other expenses                                    --              --          (255,319)
                                                                                  ------------    ------------    ------------
        Net cash used in investing activities                                             --          (165,000)     (5,500,673)
                                                                                  ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuances of common stock                                                             --           297,600       8,758,257
    Issuance of underwriter's stock warrants                                              --              --               100
    Commissions on sales of common stock                                                  --              --          (381,860)
    Purchases of treasury stock                                                           --              --           (12,500)
    Payments of deferred underwriting costs                                               --              --           (63,814)
    Proceeds from exercise of stock options                                               --              --           306,300
    Issuance of convertible debentures and notes                                          --           200,000       1,505,000
    Proceeds of advances from joint venture partner                                       --              --           526,288
    Advances to joint venture partner                                                   37,234        (218,251)       (181,017)
    Payments of debt issuance expenses                                                    --              --          (164,233)
    Proceeds of other notes and loans payable                                          547,274          80,000       1,315,274
    Repayments of other notes and loans payable                                           --              --          (120,000)
    Proceeds of loans from affiliate                                                      --              --            55,954
    Repayments of loans from affiliate                                                    --              --           (48,661)
                                                                                  ------------    ------------    ------------
        Net cash provided by financing activities                                      584,508         359,349      11,495,088
                                                                                  ------------    ------------    ------------

             See auditors' report and notes to financial statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                             STATEMENT OF OPERATIONS                 Page 2 of 2
                             -----------------------
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1997


                                                                      Cumulative
                                                                        from
                                                1997        1996      Inception
                                             ---------   ---------    ---------

INCREASE (DECREASE) IN CASH                  $     951   $(118,049)   $   1,078

    Cash, beginning of period                      127     118,176         --
                                             ---------   ---------    ---------

CASH, END OF PERIOD                          $   1,078   $     127    $   1,078
                                             =========   =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
    Interest paid                            $    --     $    --      $ 299,868
                                             =========   =========    =========


NON-CASH ITEMS:
During 1997: (1) the Company converted a
$600,000 note payable to a former joint
venture partner to 7,692,308 shares of
Company stock (2) the Company also issued
500,000 shares of common stock as
consideration for a liability of
approximately $50,000 due to an
unaffiliated third party (3) in connection with the elimination of the Zeus Joint
Venture, the Company acquired net assets of $615,774 and recorded additional paid-in capital of the same amount and (4) the Company wrote down the remaining $150,000 investment associated with the 20% purchase of Newmineco and simultaneously reduced a note payable to a party related to Newmineco.












             See auditors' report and notes to financial statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION:

          Franklin Consolidated Mining Co., Inc. (the "Company") originally incorporated on December 1, 1976 under the laws of the State of Delaware, is engaged in the exploration, development and mining of precious and non-ferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and non-ferrous metal properties. The Company's principal mining properties are (i) the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine, and extract all minerals located in approximately 51 mining claims (the "Franklin Mines"), (ii) the Franklin Mill, a crushing and flotation mill which is located on the site of the Franklin Mines (the "Franklin Mill"), and (iii) the Gold Hill Mill (see Note 2d), a fully permitted modern facility located in Boulder County, Colorado (the "Gold Hill Mill"). The Company is a development stage enterprise because it did not generate any significant revenues through December 31, 1997.

          In February 1993, the Company entered into a joint venture arrangement with Island Investment Corp., a Nevada corporation ("Island"), pursuant to which the parties formed Zeus No. 1 Investments, a California general partnership (the "Joint Venture"). The Company had a 17.5% interest in the Joint Venture, and Island had the remaining 82.5% interest. The Joint Venture was formed to develop the Franklin Mines and related assets of the Company. In May 1993, Island assigned its interest in the Joint Ventures to Gems and Minerals Corp., ("Gems") a wholly-owned subsidiary of Island. On July 15, 1996, Gems transferred 31.5% of its 82.5% interest in the Joint Venture to Nuco Ventures, Inc., a Delaware company and wholly-owned subsidiary of Gems ("Nuco").

          During 1997, in a step transaction, Gem's and Nuco's 82.5% interest in the Joint Venture was acquired by U.S. Mining, Inc., a New Jersey corporation ("USM"). USM assigned the acquired interest to the Company in exchange for the assumption by the Company of certain liabilities. Upon the acquisition of the 82.5% interest of the Joint Venture by the Company, the relationship with Gems was terminated and the Joint Venture was effectively dissolved.

          In conjunction with these transactions, the Company:

          o    Acquired mine and mill improvements having a net
               book value of (see Note 4)                               $780,787

          o    Eliminated the Joint Venture deficit of $123,971,
               after giving effect to equity in net income of
               Joint Venture of $9,249 for 1997                          123,971

          o    Eliminated a $458,567 liability which represented
               the remainder of a note and related accrued
               interest payable to a subsidiary of Gems in
               conjunction with the acquisition of the Gold Hill
               Mill                                                      458,567

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION (Continued):

          o    Eliminated a $229,204 receivable from Gems             $(229,204)

          o    Assumed notes payable - other of $87,000 and
               related accrued interest on these notes of $16,858
               (see Note 5)                                            (103,858)

          o    Assumed a liability of $408,482 payable to POS
               Financial, Inc. (see Note 7)                            (408,482)

          o    Assumed a liability of $20,255 associated with the
               Joint Venture less other items of $14,248                 (6,007)
                                                                      ---------

               The net amount of $615,774 was credited to
               additional paid-in capital.                            $ 615,774
                                                                      =========

          Basis of Presentation:

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As at December 31, 1997, the Company has a cash balance of $1,078, an accumulated deficit of $13,104,544, current liabilities of $1,666,870, and a working capital deficiency of $1,665,792, and its 1997 operations used $ 583,557 of cash. Also, the Company was in default on the payment of the principal balance and accrued interest on certain notes and debentures (see Notes 5 and 6). Certain accounts payable also were past due, and the Company has possible permit and other violations. In addition to the payment of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $20,000 per month plus interest during 1998. Such matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of the above uncertainty.

          U.S. Mining Co. and its affiliates have pledged to provide financing to the Company on an as needed basis until on or about January 1, 1999. The funds received from USM and its affiliates will cover the general, administrative and other costs approximated at $20,000 per month plus interest. Additional monies raised from USM will help finance $750,000 of funds the Company estimates will be needed to ready the Franklin Mine and Milling properties for the commencement of extraction and milling. Additional funds will be needed to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION (Continued):

          There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM and its affiliates. In the event that the Company defaults on its obligations, USM may foreclose on the assets secured by the POS note. Such foreclosure actions by USM would have a material adverse effect on the future operations of the Company and the Company's ability to explore the Franklin Mines.

          Substantially all of the $5,424,935 of mineral properties and equipment included in the accompanying balance sheet as of December 31, 1997, is related to exploration properties. The ultimate realization of the Company's investment in exploration properties and equipment is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies that are considered particularly significant.

          (a)  Use of Estimates:

               To prepare financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

          (b)  Cash Equivalents:

               The Company defines cash equivalents as all short-term, highly liquid investments with original maturity dates less than 90 days.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

          (c)  Mining, Milling and Other Property and Equipment:

               Mining, milling and other property and equipment are recorded at cost. Costs incurred to acquire, explore, improve and develop mining and milling properties are capitalized and amortized in relation to the production of estimated reserves. Mine development expenditures incurred substantially in advance of production are deferred on an individual property basis until the viability of a property is determined. When a property is placed in commercial production, such deferred costs are depleted using the units-of-production method. General exploration costs and costs to maintain the mineral rights and leases are expensed as incurred. Management of the Company periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records taken from previous mine operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside geologists, mine engineers, and consultants. When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

               Post-closure reclamation and site restoration costs are estimated based upon environmental and regulatory requirements and accrued over the life of the mine using the units-of-production method. Current expenditures relating to ongoing environmental and reclamation programs are expensed as incurred.

               Depletion of mining and milling improvements and mine development expenditures is computed using the units of production method based on probable reserves (there was no charge for depletion in 1997 and 1996 because the Company's mining and milling operations were not in operation during these years). Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the related assets.

          (d)  Impairment of Long-Lived Assets:

               As of January 1, 1996, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). Under SFAS 121, impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. It is the Company's determination that due to certain restrictions associated with milling operations in Boulder County, Colorado, the Gold Hill Mill properties will not be placed into operation. The Company plans to sell the land and structural building and move and utilize the equipment to the Franklin properties. As a result, at December 31, 1997 the Company reduced by $1,200,000 the carrying value of certain assets relating to its Gold Hill milling operations to $1,340,000, which approximates management's estimate of fair value.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

          (e)  Joint Venture:

               The Company accounts for its investment in the Joint Venture under the equity method. As a general partner in the Joint Venture (until the Joint Venture's dissolution in November 1997 see Note 1), the Company would be liable to creditors and certain other parties for any obligations the Joint Venture might ultimately be unable to satisfy. Accordingly, through November 25, 1997, the Company recorded its equity in the net losses of the Joint Venture even though they exceeded the Company's total investment.

          (f)  Revenue Recognition:

               Revenues, if any, from the possible sales of mineral concentrates will be recognized by the Company only upon receipt of final settlement funds from the smelter.

          (g)  Environmental Remediation Costs:

               Environmental remediation costs are accrued based on estimates of known environmental remediation exposures, and, generally, are charged to expense when incurred.

          (h)  Income Taxes:

               Deferred income taxes are provided on transactions which are reported in the financial statements in different periods than for income tax purposes. The Company utilizes Financial Accounting Board Statement No. 109, "Accounting for Income Taxes," ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized (see Note 9).

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

          (i)  Loss Per Common Share:

               The Company had adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which has changed the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Prior period earnings per share data has been restated in accordance with Statment 128. Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Common stock equivalents have been excluded from the computations since the results would be anti-dilutive.

          (j)  Reclassifications:

               Prior years financial statements have been reclassified to conform with the current year presentation.

          (k)  Fair Value of Financial Investments:

               The carrying amount of the Company's borrowings approximate fair value.


NOTE 3 -  ACQUISITIONS OF MINING AND MILLING PROPERTIES:

          On December 26, 1976, the Company acquired Gold Developers and Producers Incorporated, a Colorado corporation which, prior to the acquisition, leased 28 patented mining claims from Audrey and David Hayden and Dorothy Kennec pursuant to a mining lease and option to purchase, dated November 12, 1976 (hereinafter collectively referred to as the "Hayden/Kennec Leases"). In 1981, the Company commenced a rehabilitation program to extend and rehabilitate the shafts and tunnels in place at the Franklin Mines, install the Franklin Mill, and search for and delineate a commercial ore body. In 1983, the Company completed the Franklin Mill.

          On July 3, 1996, the Company acquired the Gold Hill Mill from a wholly-owned subsidiary of Gems (see Note 1), in exchange for a 8% mortgage note with an initial principal balance of $2,500,000. The Gold Hill Mill is a fully permitted milling facility located in Boulder, Colorado. The Company is responsible for developing and operating the Gold Hill Mill.

          At December 31, 1997, the Company reduced by $1,200,000 the carrying value of certain of the Gold Hill Mill assets to $1,340,000 which approximates management's estimate of fair value . Land aggregating $345,000 of the remaining $1,340,000 in assets is classified on the balance sheet as land-held for resale with the balance classified as mining, milling and other property and equipment.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 3 -  ACQUISITIONS OF MINING AND MILLING PROPERTIES (Continued):

          On September 26, 1996, the Company acquired a 20% interest in Newmineco, an inactive company by issuing a 9.5% note payable to Gems with a principal balance of $600,000. Newmineco represented that it held the exclusive mining rights related to the Mogul Mines in the Spencer Mountains of Colorado. Because of certain permitting and other problems in the Mogul Mines, the purchase price to the Company was reduced to $150,000 in 1996, and the investment was written down to zero as at December 31, 1997 (see Note 6).


NOTE 4 -  MINING, MILLING AND OTHER PROPERTY AND EQUIPMENT:

          Mining, milling and other property and equipment, at the Franklin Mines and the Franklin Mill and the Gold Hill Mill consist of the following at December 31, 1997:

          Machinery and equipment                           $2,217,220
          Mine and mill improvements (a)                     5,071,065
          Furniture and fixtures                                11,714
          Automotive equipment                                  84,096
                                                            ----------
                                                             7,384,095
          Less: accumulated depreciation and depletion       1,959,160
                                                            ----------
                                                            $5,424,935
                                                            ==========

          (a) Includes mine and mill improvements of $780,787 in connection with the termination of the Joint Venture (see Note 1).

          During the years ended December 31, 1997 and 1996, the Company expended $162,945 and $- 0-, respectively on mine expenses and environmental remediation costs.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 5 -  NOTES PAYABLE RELATED PARTY AND OTHERS:

          Notes payable related party and others consist of the following at December 31:

          12% unsecured demand note due to the Company's President   $ 20,000
          Secured promissory note (a)                                  60,000
          Unsecured promissory notes (b)                               87,000
                                                                     --------
                                                                     $167,000
                                                                     ========

          (a) The outstanding principal balance of the note became payable on July 18, 1996 and the Company is in default. The note is guaranteed by certain officers of Gems and is collateralized through a subordinated security interest in the Company's mining reclamation bond. Interest on the note is payable based on the rate of interest applicable to the mining reclamation bond.

          (b) This principal amount represents four unsecured promissory notes comprised of one $36,000 note and three $17,000 notes payable. These obligations were assumed by the Company on November 25, 1997, as part of the acquisition from USM of the remaining interest in the Joint Venture (see Note 1). These notes were in default when assumed by the Company, and remain in default as of December 31, 1997. Interest is being accrued at rates between 8% and 17% per annum.

          Accrued interest on the above notes at December 31, 1997 aggregated approximately $21,000, including $3,750 payable to the Company's President.


NOTE 6 -  CONVERTIBLE DEBENTURES AND OTHER CONVERTIBLE DEBT:

          The Company's convertible debt at December 31, 1997 consist of:

             12.25% convertible debenture originally due 12/31/94       $145,000

          As of December 31, 1997, the Company was in default with respect to the payment of the $145,000 principal balance of the debenture and accrued interest of approximately $49,000. As a result of its default, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debentureholders seeking immediate repayment of principal plus interest and other costs. Management cannot assure that there will be funds available for the required payments or what the effects will be of any actions brought by or on behalf of the debentureholders (see Note 8c).

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 6 -  CONVERTIBLE DEBENTURES AND OTHER CONVERTIBLE DEBT (Continued):

          In September 1996, the Company acquired its 20% interest in Newmineco by issuing a 9.5% note payable to Gems with a principal balance of $600,000. This note could be converted to common stock at the Company's option on or after January 1, 1997. As a result of problems concerning permitting and various other issues related to the Mogul Mines, the purchase price was reduced to $150,000 on December 31, 1996 and to $-0- on December 31, 1997 (see Note 3). The $450,000 (1996) and
          $150,000 (1997) reductions in the purchase price were effectuated through an equivalent reduction in the principal balance of the 8% mortgage note that was payable to an affiliate of Gems by the Company. The 9.5% note was originally due on June 30, 1997. However, on February 7, 1997, Gems notified the Company that it had assigned its interest in the 9.5% note to certain third parties. On February 10, 1997, the Company notified the assignees that it had elected to convert the principal balance of the 9.5% note into 7,692,308 shares of common stock based on the conversion rate of $.078 per share.


NOTE 7 -  NOTE PAYABLE - RELATED PARTY:

          The Company had outstanding a 8% promissory note balance of $955,756, at December 31, 1997, which represents monies advanced to the Company by POS Financial, Inc. ("POS"), a New Jersey corporation and obligations assumed in connection with the contributions of Joint Venture interests (see Note 1). The note is payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties, as well as its interests in the Hayden/Kennec Leases. The note is subject to successive 30 day extensions throughout 1998 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties because they can exert significant influence over the Company. Accrued interest at December 31, 1997 was approximately $7,500.


NOTE 8 -  COMMITMENTS AND CONTINGENCIES:

          (a)  Lease Agreements:

               The original Hayden/Kennec Leases provided for payment by the Company of certain liabilities relating to the leased property and a minimum royalty payment of $2,000 per month or 5% of the Company's net smelter royalties realized from production, whichever is greater to Mrs. Hayden and Mrs. Kennec. The original Hayden/Kennec Leases expired in November 1996, at which time the Company had the option to purchase the leasehold rights for a purchase price of $1,250,000 less any royalties previously paid as of the expiration date. As of November 1996, the Company had paid approximately $480,000 in royalties.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 8 -  COMMITMENTS AND CONTINGENCIES (Continued):

          (a)  Lease Agreements(continued):

               On November 19, 1996, the Company entered into an amendment to the Hayden/Kennec Leases with Dorothy Kennec (the "Kennec Amendment"). Pursuant to the terms of the Kennec Amendment, Kennec agreed to extend the term as it relates to her portion of the leasehold rights through November 12, 1997. In consideration for such extension, the Company agreed to increase the royalty payment due to Kennec under the original Hayden/Kennec Leases from $1,000 to $2,000 per month and to issue to Kennec 104,000 shares of the common stock of the Company valued at $.125 per share, having an aggregate value of $13,000. All of the payments made under the Kennec Amendment plus the value of the shares issued thereunder are to be further applied against the buy-out price of the property under the original Hayden/Kennec Leases. The 104,000 shares of common stock were issued on April 9, 1997 (see Note 10).

               To further secure the Company and the Joint Venture, Gems entered into an agreement on December 21, 1995 to purchase Hayden's interest thereto (the "Hayden Interests") for a purchase price of $75,000. Gems made an initial payment of $5,000 to Hayden and the remainder of the purchase price was to be paid on or prior to the expiration date of the Hayden/Kennec Leases. Gems advised the Company that under Colorado law, if an owner of 50% of mineral rights desired to exploit those rights, then the remaining 50% owner could not object to the exploitation of the rights, provided the non-participating owner received 50% of the net profits generated from such exploitation. Therefore, Gems informed the Company that it believed that with the acquisition of the Hayden interest, together with the portion of the Hayden/Kennec Leases owned by Kennec, the Company and the Joint Venture would have adequate access to the minerals during the remainder of the term of the Hayden/Kennec Leases on a continuing basis.

               On November 12, 1997, Gems had failed to comply with the terms of the Hayden/Kennec-Gems Purchase Agreement. On November 13, 1997, Hayden entered into an agreement to sell the Hayden interests to USM for a purchase price of $75,000 (the "Hayden-USM Purchase Agreement"). The purchase price is evidenced by a note, due on February 2, 1998. Payment on the note has been extended until USM receives a report of clear title. Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to extend the Hayden/Kennec Leases upon the same terms and conditions currently in effect through March 13, 1998 (the "Extended Expiration Date"). The Company is currently in negotiations to extend these interests.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 8 -  COMMITMENTS AND CONTINGENCIES (Continued):

          (a)  Lease Agreements (continued):

               While the Company has extended the term of the Hayden/Kennec Leases, as amended through March 13, 1998, in the event that it shall expire or otherwise terminate, any improvements made on the property become the property of the lessor without any further compensation to the Company and the lessor would have to reclaim the property in accordance with the State of Colorado Division of Minerals and Geology (the "DMG") requirements in effect at the time of such expiration or termination. Thus, the likelihood that the Company would recover fixtures and other equipment on the property may be minimal.

          (b)  Environmental Matters:

               On January 31, 1997, the Company received approval from the DMG of its March 6, 1996 amended application to its permit by obtaining the $252,000 bond required by the DMG from an independent bonding company in exchange for (i) the deposit by the Company of $125,000 in a trust account maintained for the benefit of the bonding company, (ii) guarantees from the Joint Venture partner and certain of its principals and (iii) the posting of a performance bond from an independent bonding company by one of the Joint Venture's contractors with respect to the completion of the technical and remediation work required by the regulatory authorities. As a result, management believes that substantially all of the necessary environmental and regulatory approvals have been obtained from DMG.

               The amended permit required among other things the submission of a final design for tailings disposal facilities, the installation of a Surface Water Control Plan previously approved by the DMG, the filing of an Environmental Protection Plan, and the completion of certain closure plans.

               As of December 31, 1997, the Company has no formal violations against it with respect to the Franklin Mines and Franklin Mill. However, there can be no assurance that the Company will be able to adequately comply with the conditions set forth in its permit approval or that future violations will not arise and that such violations will not lead to interruptions in operations at the Franklin Mines or Franklin Mill.

          (c)  Litigation:

               The Company is involved in various litigation as explained below:

               (i) The Company and others are defendants in the action related to a dispute over fees for engineering consulting services supplied in the amount of approximately $268,000. The Court has remanded the case to arbitration. The defendants plan to vigorously defend their position asserting that the work was never completed. An accrued liability of $35,000 which the Company estimates to be its portion of the total claim has been recorded in the accompanying financial statements and is included in other expenses.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 8 -  COMMITMENTS AND CONTINGENCIES (Continued):

          (c)  Litigation (continued):

               (ii) In September 1997, certain of the Company's 12.25%
                    Convertible Debenture holders instituted an action against the Company for payment of approximately $42,500 principal amount of its 12.25% Convertible Debentures plus accrued and unpaid interest totaling approximately $13,000 and other costs and expenses related thereto. The Company has answered the aforesaid complaint.

               An unfavorable resolution of these matters could result in material liabilities or charges that have not been reflected in the accompanying financial statements.

          (c)  NASDAQ Notification:

               In 1996, the Securities and Exchange Commission approved certain amendments to the listing requirements for continued listing on the NASDAQ Small-Cap Market. On February 27, 1998, subsequent to the balance sheet date, the Company received a notification letter from NASDAQ informing the Company that as of that date, the Company's common stock is not in compliance with the new minimum bid price requirement of $1.00 which became effective on February 23, 1998. The review of the Company's common stock price was based upon the price data covering the previous 30 consecutive trade dates. The Company has been given 90 calendar days, expiring May 28, 1998, in order to regain compliance. The Company would be able to regain compliance if its common stock trades at or above the minimum requirement of $1.00 for at least 10 consecutive trade days. In the event that the Company's common stock does not regain compliance within the 90 day period, NASDAQ has advised the Company that it will issue a delisting letter which will identify the review procedures available to the Company.

               Management believes that it is unlikely, given past trends, that the Company's common stock will sustain a minimum bid price of $1.00 or more for 10 consecutive trade days between now and May 28, 1998. Thus, it is likely that the Company will receive formal delisting notification and that the Company's common stock will no longer be listed for trading on the NASDAQ Small Cap Market. However, management believes that the Company's common stock will qualify for trading on the Over-The-Counter/Bulletin Board ("OTC") market and the Company will make every effort to include its common stock on the OTC in the likely event of a delisting by NASDAQ.

               The Company is unable to determine the effect, if any, a delisting by NASDAQ would have on the Company's ability to obtain additional equity or debt financing.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 9 -  INCOME TAXES:

          As of December 31, 1997, the Company had Federal net operating loss carryforwards of approximately $10,500,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through December 31, 2012. Changes in the ownership of the Company may subject these loss carryforwards to substantial limitations.

          The Company also reduced the carrying value of its milling properties by $1,200,000 during 1997, resulting in a related deferred tax asset of approximately $408,000.

          The Company has offset the deferred tax asset attributable to the potential benefits from such net operating loss carryforwards and the reduction in carrying value by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. There are no other material temporary differences.

                                                                Deferred Tax  Valuation
                                                                   Asset      Allowance
                                                                ----------   ----------
          Balance at January 1, 1997, attributable to federal
            net operating loss carryforward                     $3,347,000   $3,347,000
          Increase in federal net operating loss, year ended
            December 31, 1997                                      231,000      231,000
          Write-down of mining, mineral and other property
            and equipment                                          408,000      408,000
                                                                ----------   ----------
          Balance at December 31, 1997                          $3,986,000   $3,986,000
                                                                ==========   ==========


NOTE 10 - STOCKHOLDERS' EQUITY:

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

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 10 - STOCKHOLDERS' EQUITY (Continued):

          Issuances of Common Stock (continued):

          In July 1996, the Company commenced an offering to unaffiliated parties pursuant to Regulation D for the issuance of shares of common stock at the equivalent of $.15625 per share in exchange for certain notes, mortgages and other obligations of Gems and its affiliates. Upon completion of this offering, the Company issued 9,366,919 shares of common stock to purchase obligations of Gems and its affiliates with an aggregate principal balance of $1,463,581, and canceled the obligations in exchange for an equivalent reduction in the principal balance of the 8% mortgage note payable to Gems (see Note 6).

          In July 1996, the Company commenced another offering to unaffiliated parties pursuant to Regulation D of up to 100,000,000 shares of its common stock at $.125 per share. The offering was on a best efforts basis. The Company sold 800,000 shares of common stock and raised $95,000 before the offering was terminated on September 15, 1996.

          During 1996, the Company issued 2,316,000 shares of common stock to Gems, with an estimated fair value of $361,875, to reduce the balance of advances payable and 3,716,000 shares of common stock, with an estimated fair value of $355,437, in exchange for financial consulting and other services and for the payment of accrued liabilities.

          The following three 1997 common stock issuances reflect security values that were established at the time the parties entered into arm's-length agreements in 1996, and represent the respective value of the security at those dates. The securities were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, and are restricted securities.

          On February 10, 1997, the Company issued 7,692,308 common shares upon conversion of the $600,000 9.5% note at a conversion price of $.078 per share (see Note 6).

          On April 9, 1997, the Company issued 104,000 common shares to Dorothy Kennec in exchange for extension of lease terms (see Note 8a) at an aggregate value of $13,000 or $.125 per share.

          On June 19, 1997, the Company issued 500,000 common shares to Redstone Securities as payment for approximately $50,000 in debt obligations.

          Common Stock Reserved for Issuance:

          At December 31, 1997 and 1996, there were 290,000 shares of common stock reserved for issuance upon the exercise of the 12.25% $145,000 convertible debentures (see Note 6).

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On February 23, 1998, the Company notified J.H. Cohn, LLP ("J.H. Cohn, LLP") of its decision to dismiss the firm as its independent auditors. The decision to dismiss J.H. Cohn, LLP was approved by the Board of Directors of the Company.

During the two most recent fiscal years of the Company, none of the reports of J.H. Cohn, LLP on the financial statements of the Company contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to audit scope, or accounting principles; however, J.H. Cohn, LLP has qualified or modified its reports on the financial statements of the Company as a going concern. During the two most recent fiscal years and any subsequent interim period preceding the dismissal of J.H. Cohn, LLP, there were no disagreements between the Company and J.H. Cohn, LLP concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would have caused J.H. Cohn, LLP to make a reference to the subject matter thereof in its report had such disagreement not been resolved to the satisfaction of J.H. Cohn, LLP.

The Company to retained Lazar Levine & Felix LLP as its independent auditors for fiscal year 1997.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act

Name                                Age                   Position
----                                ---                   --------
J. Terry Anderson                   50            Chairman, President Treasurer,
                                                  Director

Robert Waligunda                    51            Secretary, Director

Robert J. Levin                     51            Former Vice-President-Finance

Richard Brannon                     48            Vice-President-
                                                  West Coast Operations

Steven R. Schurman                  46            Director

George E. Otten                     71            Director

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

Robert J. Levin Mr. Levin served as the Vice President-Finance of the Company from December, 1995 through February, 1998. From January 1984 through July 1990, Mr. Levin served as a Senior Partner in the accounting firm of Levin, Pascale & Co. From July, 1990, to December, 1995, Mr. Levin operated a private accounting practice. Mr. Levin is a Certified Public Accountant. Mr. Levin resigned his position as Vice President on February 20, 1998.

Richard Brannon Mr. Brannon has served as the Vice President-West Coast Operations since February, 1996. Mr. Brannon is a California licensed real estate broker and 100% owner of A Reel Mortgage, Inc., a mortgage and loan servicing company organized in 1991. Mr. Brannon is a founding director of the California Trustee Mortgage Broker Association, a not-for-profit corporation.

Steven R. Schurman Mr. Schurman has served as a director of the Company since February, 1998. From 1985 to present, Mr. Schurman has served as president of MinSearch, Inc., a Denver based company, specializing in mineral project evaluation, exploration, project permitting, mapping and drill testing of mines. Mr. Schurman is a senior exploration geologist and is a member of the American Institute of Professional Geologists, American Institute of Mining Engineers and Denver Region Exploration Geologists. Mr. Schurman has a BS in Geology from the Colorado State University.

George E. Otten Mr. Otten has served as director of the Company since February, 1998. Mr. Otten was the first president of the Company from 1976 through 1985 and is the owner and operator of the Bates Hunter Mine under the name "Central City Consolidated Mining Company" since 1985. Since 1997, Mr. Otten is the president, director and General Operating officer of all operations of Hunter Gold Mining, Inc. Central City Colorado. Mr. Otten holds a degree in Business Administration from Adams State College, Alamosa, Colorado.

To the Company's knowledge and based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock ("Beneficial Owner") has filed any forms and reports required to be filed pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), during the fiscal year ended December 31, 1995; and no officer, director or Beneficial Holder has not submitted any representation letter to the Company stating that they are not subject to the filing requirements under Section 16 of the Exchange Act for fiscal year 1997.

Item 10. Executive Compensation

No compensation has been awarded to, earned by or paid to any of the named executives or directors of the Company during the fiscal year ended 1996.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     (a)  Certain Beneficial Owners of Common Stock

               NONE

     (b)  Security Ownership of Management of Common Stock

    Name and                         Amount and                    Percentage
   Address of                         Nature of                     of Class
   Beneficial                        Beneficial
     Owner                             Owner

J. Terry Anderson                   4,189,660(1)                      4.6%

Robert L. Waligunda                   192,500(2)                       .2%

George E. Otten                         -0-                             0

Steven R. Schurman                      -0-                             0

Richard Brannan                         -0-                             0

Directors and Executive
Officers as a Group                 4,381,660                         4.8%
(5 persons)

----------
1. Includes 1,688,140 shares owned by Mr. Anderson, 10,000 shares owned by Bruce
E. Anderson Trust under which Mr. Anderson acts as Trustee and 2,491, 520 owned by Anderson Chemical Company for which Mr. Anderson serves as a director and president and owns approximately 21% of the outstanding shares. Mr. Anderson disclaims any beneficial ownership with respect to shares of the Company owned by his brothers.
2. Includes 30,000 shares pledged as collateral to a non - affiliate individual.

Item 12. Certain Relationships and Related Transactions

In July 1996, Anderson Chemical Company advanced a loan to the Company for working capital in the amount of $20,000. Such loan was evidenced by a Promissory Note bearing interest at 12%. The principal amount and all accrued and unpaid interest is currently outstanding.

As of March 31, 1998, J. Terry Anderson has loaned the Company an additional $40,000 for working capital.

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

    10.16 Agreement, dated September 26, 1995, among the Company, Bruce R. Anderson, J. Terry Anderson, Leif
            E. Anderson, Lindsay A. Anderson and Carlo Sgrizzi regarding conversion of Anderson Loans (Incorporated by reference, Current Report on Form 8-K dated September 27, 1995, File No. 0-9416, Exhibit B.)

    10.17 Schedule 13D filed with the Commission on December 28, 1995 by Gems & Minerals Corp., Island Investment Corp. and Whitey Bear Trust, as a group. (Incorporated by reference, Current Report on Form 8-K dated December 26, 1995, File No. 0-9416, Exhibit
            B)

    10.18 Assignment of the contract dated February 1, 1996, by and between Newmineco, LLC and Durango Metals, Inc., by Newmineco, LLC to the Zeus Joint Venture.(Incorporated by reference, Annual Report on Form 10-KSB for year ended December 31, 1996 File No. 0-9416, Exhibit 10.18)

    10.19 Novation Agreement, dated March 18, 1996, between Charles R. Rugg (and Cindy McCullum, McCullum being the Lessor/Optioner as to the Mascott Lode Claim only), original party and Durango Metals, Inc., discharged partly, and Island Investment Corporation, substantial party. (Incorporated by reference, Annual Report on Form 10-KSB for year ended December 31, 1996, File No. 0-9416, Exhibit 10.19)

    10.20 Mining Lease, dated March 18, 1996 between Island Investment Corp. and Charles R. Rugg and Cindy McCullum (McCullum being the Lessor/Optioner as to the Mascott Lode claim only. (Incorporated by reference, Annual Report on Form 10-KSB for year ended December 31, 1996, File No. 0-9416, Exhibit 10.20)

    10.21 Letter of Intent, date June 5, 1996, by and between the Company and Gems & Minerals Corp. (Incorporated by reference, Annual Report Form 10-KSB for year ended December 31, 1996, File No. 0-9416, Exhibit 10.21)

    10.22   Deed of Trust, dated July 3, 1996, between the
            Company and Colina Oro Molina, Inc. (Incorporated by reference, Quarterly Report on Form 10-QSB for
            Quarter Ended June 30, 1996, File No. 0-9416, Exhibit
            B).

    10.23 Memorandum of Understanding, dated July 3, 1996, between the Company and Colina Oro Molina, Inc. (Incorporated by reference, Quarterly Report on Form 10-QSB for Quarter Ended June 30, 1996, File No. 0-9416, Exhibit B)

    10.25 Deed, dated July 3, 1996, between Colina Oro Molina, Inc. and the Company. (Incorporated by reference, Quarterly Report on Form 10-QSB, for the Quarter Ended June 30, 1996, File No. 0-9416, Exhibit B)

    10.24 Promissory Note, dated July 3, 1996, by the Company in favor of Colina Oro Molina, Inc. in the amount of $2,500,000 (Incorporated by reference, Quarterly Report on Form 10-QSB for Quarter Ended June 30, 1996, File No. 0-9416, Exhibit B)

    10.26 Promissory Note, dated July 6, 1996 by the Company in favor of Anderson Chemical Co. in the aggregate principal amount of $20,000. (Incorporated by reference, Annual Report on Form 10-KSB for year ended December 31, 1996, File No. 0-9416, Exhibit 10.26).

    10.27 Amendment No. 1 to Schedule 13D, dated July 10, 1996, filed with the Commission by Gems & Minerals Corp., Island Investment Corp. and Whitey Bear Trust, as a Group. (Incorporated by reference, Annual Report on Form 10-KSB for year ended December 31, 1996, File No. 0-9416, Exhibit 10.27).

    10.28 First Amendment to the Joint Venture Agreement of Zeus No. 1 Investments, a California general partnership, dated August 15, 1996. (Incorporated by reference, Annual Report on Form 10-KSB for year ended December 31, 1996, File No. 0-9416, Exhibit 10.28)

    10.29 Letter Agreement, dated September 5, 1996, by and between Mrs. Audrey I. Hayden and Gems & Minerals Corp.; Letter Agreement dated September 12, 1996, by and between Mrs. Audrey I. Hayden and the Company. (Incorporated by reference, Annual Report on Form 10-KSB for year ended December 31, 1996, File No. 0-9416, Exhibit 10.29)

    10.30 Assignment, dated September 26, 1996, by Gems & Minerals Corp. in favor of the Company (incorporated by reference, Quarterly Report on Form 10-QSB for Quarter Ended September 30, 1996, File No. 0-9416, Exhibit A)

    10.31 Secured Promissory Note, dated September 26, 1996, by the Company in favor of Gems & Minerals Corp. in the principal amount of $600,000 (Incorporated by reference, Quarterly Report on Form 10-QSB, for the Quarter Ended September 30, 1996, File No. 0-9416, Exhibit B)

    10.32 Amendment dated November 19, 1996, mining lease and Option to Purchase, dated November 12, 1996, between the Company and Mrs. Dorothy Kennec. (Incorporated by reference, Annual Report on Form 10-KSB for year ended December 31, 1996, File No. 0-9416, Exhibit 10.31).

    10.33 Amendment No. 2 to Schedule 13D, dated December 26, 1996, filed with the Commission by Gems & Minerals Corp., Island Investment Corp. and Whitey Bear Trust as a group. (Incorporated by reference, Annual Report on Form 10-KSB for year ended December 31, 1996, File No. 0-9416, Exhibit 10.33

   *10.34 Lease Extension Agreement dated November 21, 1997 between Dorothy L. Kennec, individually and Dorothy
            L. Kennec, Trustee and the Company.

   *10.35   Assumption of Debt dated December 1, 1997 between the
            Company and Gems & Minerals Corp.

   *10.36   Promissory Note dated March 5, 1998 between the
            Company and POS Financial, Inc.

   *10.37   Termination Letter dated March 6, 1998 between
            William Martucci, POS Financial, Inc. and US Mining,
            Inc. and the Company.

    10.38 Letter of Intent, dated September 25, 1997, by and between the Company and William C. Martucci
            (Incorporated by reference on Form 8-K dated October
            20, 1997, File No. 0-9416, Exhibit A).

    13 Proxy Statement to Stockholders of the Company for the fiscal year ended December 31, 1994. Except for those portions of such Proxy Statement to Stockholders, expressly incorporated by reference into this Report, such Annual Report to Stockholders is solely for the information of the Securities and Exchange Commission and Shall not be deemed a "filed" document. (Incorporated by reference, Annual Report on Form 10-KSB for Year Ended December 31, 1995)

    24.1 Consent of Gifford A. Dieterle, dated June 3, 1994, as an Expert with respect to the geological reports dated December 7, 1993, and May 16, 1994 filed as supplemental information with the Company's Annual Report on Form 10-K for the year ended December 31, 1994. (Incorporated by reference, Annual Report on Form 10-K for Year Ended December 31, 1993, File No. 0-9416, Exhibit 23.)

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

--------
* Filed herewith

Reports on Form 8-K

Current Report on Form 8K, dated March 5, 1997.
Current Report on Form 8K, dated October 20, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                        FRANKLIN CONSOLIDATED MINING CO. , INC.

April 28, 1998                          By:  /s/  J. Terry Anderson
                                             ----------------------------------
                                             J. Terry Anderson, Chairman,
                                             President and Director
                                             (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/  J. Terry Anderson        Director/Chairman, President        April 28, 1998
-----------------------       and Treasurer
J. Terry Anderson


/s/  Robert Waligunda         Director/Secretary                  April 28, 1998
-----------------------
Robert Waligunda


/s/  Robert Levin             Vice President-Finance              April 28, 1998
-----------------------
Robert Levin


/s/  Richard Brannon          Vice President-West Coast           April 28, 1998
-----------------------       Operations
Richard Brannon