Form 10QSB
period 1998-03-31
FRANKLIN CONSOLIDATED MINING CO INC
filed 1998-05-14
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934



For the Quarter Ended March 31, 1998                Commission File No.  0-9416


                     FRANKLIN CONSOLIDATED MINING CO., INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                     #13-2879202
(State or other jurisdiction                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


76 Beaver Street, Suite 500, New York, New York              10005
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area code           (212) 344-2828


The Number of Shares Outstanding of Common Stock
$.01 Par Value, at March 31, 1998                             98,879,328




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.


               Yes  _X_                          No ___


Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended March 31, 1998

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                               March 31,      December 31,
                                                                 1998             1997
                                                             ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                  $       --      $      1,078
                                                             ------------    ------------

  TOTAL CURRENT ASSETS                                               --             1,078

  Mining, milling and other property and equipment,
    net of accumulated depreciation and depletion of
    $1,989,655 and $1,959,160                                   5,394,440       5,424,935
  Land - held for resale                                          345,000         345,000
  Mining reclamation bonds                                        131,661         130,681
                                                             ------------    ------------
                                                             $  5,871,101    $  5,901,694
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                      $    467,773    $    367,933
  Payroll and other taxes payable                                  31,181          31,181
  Convertible debentures                                          145,000         145,000
  Notes payable - related party and others                        167,000         167,000
  Note payable - related party                                    995,773         955,756
                                                             ------------    ------------

  TOTAL CURRENT LIABILITIES                                     1,806,727       1,666,870
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
    100,000,000 shares authorized; 98,879,328 shares
     issued and outstanding                                       988,793         988,793
  Additional paid-in capital                                   16,350,575      16,350,575
  Deficit accumulated during the development stage            (13,274,994)    (13,104,544)
                                                             ------------    ------------

                                                                4,064,374       4,234,824
                                                             ------------    ------------

                                                                5,871,101    $  5,901,694
                                                             ============    ============




                  See notes to condensed financial statements.

Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended March 31, 1998

                                       (1)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO MARCH 31, 1998
                                   (Unaudited)


                                                                                                 Cumulative
                                                                                                    from
                                                                     1998             1997        Inception
                                                                 ------------    ------------    ------------
REVENUES:
  Sales                                                          $       --      $       --      $    876,082
  Interest income                                                         980             952         545,755
  Other income                                                           --              --            75,000
                                                                 ------------    ------------    ------------

                                                                          980             952       1,496,837
                                                                 ------------    ------------    ------------

EXPENSES:
  Mine expenses and environmental remediation costs                    12,346            --         3,536,084
  Write-down of mining and milling and other property
    and equipment                                                        --              --         1,200,000
  Depreciation and depletion                                           30,495          30,000       2,185,004
  General and administrative expenses                                 101,494          86,018       5,500,279
  Interest expense                                                     27,095          37,953         656,268
  Amortization of debt issuance expense                                  --              --           683,047
  Equity in net loss and settlement of claims of Joint Venture           --             2,888         591,971
  Other                                                                  --              --           419,179
                                                                 ------------    ------------    ------------

                                                                      171,430         156,859      14,771,832
                                                                 ------------    ------------    ------------

NET LOSS                                                         $   (170,450)   $   (155,907)   $(13,274,995)
                                                                 ============    ============    ============

BASIC LOSS PER COMMON SHARE                                      $       --      $       --
                                                                 ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                98,879,328      90,583,020
                                                                 ============    ============



                  See notes to condensed financial statements.

Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended March 31, 1998
                                       (2)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO MARCH 31, 1998
                                   (Unaudited)

                                                                                              Cumulative
                                                                                                 from
                                                                1998             1997         Inception
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $   (170,450)   $   (155,907)   $(13,274,994)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and depletion                                  30,495          30,000       2,185,004
      Write-down of mining and milling and other
        property and equipment                                      --              --         1,200,000
      Amortization of debt issuance expense                         --              --           683,047
      Value of common stock issued for:
        Services and interest                                       --              --         1,338,714
        Settlement of litigation                                    --              --           100,000
        Settlement of claims by joint venture partner               --              --           468,000
        Compensation resulting from stock options granted           --              --           311,900
        Value of stock options granted for services                 --              --           112,500
        Equity in net loss of joint venture                         --             2,888         123,971
        Other                                                       --              --            (7,123)
      Changes in operating assets and liabilities:
        Prepaid expenses                                            --            26,995            --
        Interest accrued on mining reclamation bonds                (980)           (952)         (6,661)
        Accounts payable and accrued expenses                     99,840             371         731,210
                                                            ------------    ------------    ------------
  NET CASH USED IN OPERATING ACTIVITIES                          (41,095)        (96,605)     (6,034,432)
                                                            ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to mining, milling and other
    property and equipment                                          --              --        (5,120,354)
  Purchases of mining reclamation bonds, net                        --              --          (125,000)
  Deferred mine development costs and other expenses                --              --          (255,319)
                                                            ------------    ------------    ------------
  NET CASH USED IN INVESTING ACTIVITIES                             --              --        (5,500,673)
                                                            ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of common stock                                         --              --         8,758,257
  Issuance of underwriter's stock warrants                          --              --               100
  Commissions on sales of common stock                              --              --          (381,860)
  Purchases of treasury stock                                       --              --           (12,500)
  Payments of deferred underwriting costs                           --              --           (63,814)
  Proceeds from exercise of stock options                           --              --           306,300
  Issuance of convertible debentures and notes                      --              --         1,505,000
  Proceeds of advances from joint venture partner                   --              --           526,288
  Advances to joint venture partner                                 --           101,021        (181,017)
  Payments of debt issuance expenses                                --              --          (164,233)
  Proceeds of other notes and loans payable                       40,017            --         1,355,291
  Repayments of other notes and loans payable                       --              --          (120,000)
  Proceeds of loans from affiliate                                  --              --            55,954
  Repayments of loans from affiliate                                --              --           (48,661)
                                                             ------------    ------------    ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                       40,017         101,021      11,535,105
                                                            ------------    ------------    ------------

                                   (Continued)

                  See notes to condensed financial statements.

Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended March 31, 1998
                                       (3)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO MARCH 31, 1998
                                   (Unaudited)


                                                                    Cumulative
                                                                      from
                                                1998       1997     Inception
                                             --------    --------   ---------

INCREASE (DECREASE) IN CASH                  $ (1,078)   $  4,416   $   --

CASH - beginning of period                      1,078         127       --
                                              --------    --------   -------

CASH - end of period                         $   --      $  4,543   $   --
                                              ========    ========  ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                              $  3,889    $   --     $303,758
                                              ========    ========  ========


                  See notes to condensed financial statements.

Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended March 31, 1998
                                       (4)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Franklin Consolidated Mining Co., Inc. (the "Company") as of March 31, 1998, and its results of operations and cash flows for the three months ended March 31, 1998 and 1997. Information included in the condensed balance sheet as of December 31, 1997 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (the"10-KSB") filed with the Securities and Exchange Commission. Certain terms used herein are defined in the 10-KSB. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations for the full year ending December 31, 1998.

     Prior years financial statements have been reclassified to conform with the current year presentation.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As at March 31, 1998, the Company has an accumulated deficit of $13,274,994, current liabilities of $1,806,727, and a working capital deficiency of $1,806,727. Also, the Company was in default on the payment of the principal balance and accrued interest on certain notes and debentures. Certain accounts payable also were past due, and the Company has possible permit and other violations. In addition to the payment of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $20,000 per month plus interest during 1998. Such matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of the above uncertainty.

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

     Substantially all of the $5,424,935 of mineral properties and equipment included in the accompanying balance sheet as of March 31, 1998, is related to exploration properties. The ultimate realization of the Company's investment in exploration properties and equipment is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production.


Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended March 31, 1998
                                       (5)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 3 - NOTES PAYABLE RELATED PARTY AND OTHERS

     Notes payable related party and others consist of the following at March 31, 1998:

         12% unsecured demand note due to an affiliate of
           the Company's President                                      $ 20,000
         Secured promissory note (a)                                      60,000
         Unsecured promissory notes (b)                                   87,000
                                                                       ---------
                                                                        $167,000
                                                                        ========

     (a) The outstanding principal balance of the note became payable on July 18, 1996 and the Company is in default. The note is guaranteed by certain officers of Gems and is collateralized through a subordinated security interest in the Company's mining reclamation bond. Interest on the note is payable based on the rate of interest applicable to the mining reclamation bond.

     (b) This principal amount represents four unsecured promissory notes comprised of one $36,000 note and three $17,000 notes payable. These obligations were assumed by the Company on November 25, 1997, as part of the acquisition from USM of the remaining interest in the Joint Venture. These notes were in default when assumed by the Company, and remain in default as of March 31, 1998. Interest is being accrued at rates between 8% and 17% per annum.

          Accrued interest on the above notes at March 31, 1998 aggregated approximately $28,000, including $4,344 payable to the Company's President.

NOTE 4 - CONVERTIBLE DEBENTURES

     The Company's convertible debt at March 31, 1998 consist of:

         12.25% convertible debenture originally due 12/31/94           $145,000

     As of March 31, 1998, the Company was in default with respect to the payment of the $145,000 principal balance of the debenture and accrued interest of approximately $53,000. As a result of its default, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debenture holders seeking immediate repayment of principal plus interest and other costs. Management cannot assure that there will be funds available for the required payments or what the effects will be of any actions brought by or on behalf of the debenture holders.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

     The Company had outstanding a 8% promissory note balance of $995,773, at March 31, 1998, which represents monies advanced to the Company by POS Financial, Inc. ("POS"), and U.S. Mining, Inc. ("USM") and obligations assumed in connection with the contributions of Joint Venture interests in 1997. The note is payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties, as well as its interests in the Hayden/Kennec Leases. The note is subject to successive 30 day extensions throughout 1998 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties because they can exert significant influence over the Company. Accrued interest at March 31, 1998 was approximately $27,000.


Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended March 31, 1998
                                       (6)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Lease Agreements

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

     On November 19, 1996, the Company entered into an amendment to the Hayden/Kennec Leases with Dorothy Kennec (the "Kennec Amendment"). Pursuant to the terms of the Kennec Amendment, Kennec agreed to extend the term as it relates to her portion of the leasehold rights through November 12, 1997. In consideration for such extension, the Company agreed to increase the royalty payment due to Kennec under the original Hayden/Kennec Leases from $1,000 to $2,000 per month and to issue to Kennec 104,000 shares of the common stock of the Company valued at $.125 per share, having an aggregate value of $13,000. All of the payments made under the Kennec Amendment plus the value of the shares issued thereunder are to be further applied against the buy-out price of the property under the original Hayden/Kennec Leases. The 104,000 shares of common stock were issued on April 9, 1997.

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


Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended March 31, 1998
                                       (7)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

     Environmental Matters

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

     As of March 31, 1998, the Company has no formal violations against it with respect to the Franklin Mines and Franklin Mill. However, there can be no assurance that the Company will be able to adequately comply with the conditions set forth in its permit approval or that future violations will not arise and that such violations will not lead to interruptions in operations at the Franklin Mines or Franklin Mill.

     Litigation

     The Company is involved in various litigation as explained below:

     (a) The Company and others are defendants in the action related to a dispute over fees for engineering consulting services supplied in the amount of approximately $268,000. The Court has remanded the case to arbitration. The defendants plan to vigorously defend their position asserting that the work was never completed. An accrued liability of $35,000 which the Company estimates to be its portion of the total claim has been recorded in the accompanying financial statements.

     (b) In September 1997, certain of the Company's 12.25% Convertible Debenture holders instituted an action against the Company for payment of approximately $42,500 principal amount of its 12.25% Convertible Debentures plus accrued and unpaid interest totaling approximately $13,000 and other costs and expenses related thereto. The Company has answered the aforesaid complaint.

          An  unfavorable  resolution  of these matters could result in material
          liabilities   or  charges   that  have  not  been   reflected  in  the
          accompanying financial statements.

     NASDAQ Notification

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

Franklin  Consolidated  Mining Co., Inc.
Form 10-QSB
For Quarter Ended March 31, 1998

                                      (8)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

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


Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended March 31, 1998

                                       (9)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

The Company had no active mining or milling operations during the first quarter of 1998, however, remediation work was substantially completed at the Franklin Mine and Mill in preparation for the anticipated commencement of mining operations sometime during the third quarter of this year.

Management estimates that the Company will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations and interest, at the rate of approximately $20,000 per month for the remainder of 1998.

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

Results of Operations:
Three months ended March 31, 1998 and 1997

The Company had no active mining or milling operations during the quarters ended March 31, 1998 and 1997.

The Company had a net loss of $171,431 for the three months ended March 31, 1998 as compared to a net loss of $155,907 during the same period in 1997. The loss in 1998 was higher due to higher general and administrative costs $15,476 and the assumption of $12,346 of mine expenses and environmental remediation costs which, during the three months ended March 31, 1997, had been paid by the Zeus joint venture.

General and administrative expenses were $101,494 for the first quarter 1998 compared with $86,018 during the same period in 1997. This increase was due to an increase in professional fees associated with ongoing litigation, and SEC reporting and compliance.

Interest income was $980 for the three months ended March 31, 1998 compared with $952 during the same period in 1997. Interest expense was $27,096 during the 1998 quarter as compared to $37,953 in the 1997 quarter. This decrease was due to interest incurred on notes in connection with the Gold Hill Mill and Newmineco acquisitions in 1997 but not during 1998.

Three months ended March 31, 1997 and 1996

The Company had a net loss of $155,907 for the three months ended March 31, 1997 as compared to a net loss of $284,421 during the same period in 1996. The loss in 1996 was higher due to legal and engineering fees incurred in connection with permit violations and bond reclamation requirements imposed by Colorado regulatory authorities.

General and administrative expenses were $84,018 for the first quarter 1997 compared with $233,985 during the same period in 1996. This decrease, as mentioned above, was due to a substantial decrease in legal and engineering fees.

Interest income was $952 for the three months ended March 31, 1997 compared with $590 during the same period in 1996. Interest expense was $37,953 during the 1997 quarter as compared to $19,441 in the 1996 quarter. This increase was due to interest incurred on notes in connection with the Gold Hill Mill and Newmineco acquisitions.


Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended March 31, 1998

                                      (10)

                                     PART II


Item 1. Legal Proceedings

     Convertible Debentures

     On June 1, 1994, the Company advised the Transfer Agent/Trustee that the Company was not in compliance with certain of the terms of the indenture (the "Indenture") relating to the Company's 12-1/4% Convertible Debentures (the "Debentures") in that it had not maintained current filings with the Securities and Exchange Commission (the "Commission") as required. Accordingly, the Transfer Agent/Trustee was instructed not to convert any of the Debentures into Common Stock of the Company until such time as the Company notified the Transfer Agent. The Company failed to make required sinking fund payments in 1994 and was unable to pay the principal balance of the Debentures due on December 31, 1994 resulting in a default under the terms of the Indenture.

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

     While the Company intended to comply with the terms of its agreements with the holders of the Debentures, a series of unforeseen circumstances relating to the Company's permits and reclamation bond caused a cash flow shortage. As a result the Company has been unable to make the payments described above. Management is hopeful that the Company's limited cash flow will improve in the near future and at such time intends to comply with the terms of its December 1995 agreements. As of March 31, 1998, the accrued and unpaid interest on the Debentures is approximately $53,000.

     On January 17, 1997, the Company received a letter from counsel to James E. Hopis, Revocable Trust, a holder of $5000 of Debentures of the Company demanding payment of such bond immediately or legal action will be taken against the Company to collect on such Debenture. In September, 1997, certain of the Company's 12-1/4% Convertible Debenture holders, including the Hopis Trust (the "Plaintiff Debenture holders") instituted an action in the Supreme Court of the State of New York against the Company for payment on approximately $42,500 principal amount of Debentures plus accrued and unpaid interest totaling approximately $13,000 and other costs and expenses related thereto. The Company has answered the aforesaid complaint.

     Thereafter, the Plaintiff Debenture holders moved for summary judgment against the Company. The Company chose not to oppose the motion and a default judgment was entered against the Company in the amount of $42,500 plus interest, costs and disbursements (the "Judgment"). Moreover, the issue of attorney's fees were severed from the case and all to be set down for an inquest.


Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended March 31, 1998

                                      (11)

     In February, 1998, USM entered into an agreement with the Plaintiff Debenture holders agreeing to pay the Judgement plus certain additional costs in the event that the Company fails to pay the Judgment and USM consummates the Transaction with the Company. In the event that USM does not consummate the Transaction by July 12, 1998, USM agreed to pay the Plaintiff Debenture holders $5,100 for their agreement not to enter the Judgment against the Company or pursue the inquest. Plaintiff Debenture holders have agreed not to enter the Judgment against the Company until July 12, 1998 or until USM notifies them that it will not pursue the Transaction.

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


Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended March 31, 1998

                                      (12)

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

     Environmental  Matters

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


Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended March 31, 1998

                                      (13)

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


Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended March 31, 1998

                                      (14)

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


Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended March 31, 1998

                                      (15)

Item 2. Changes in Securities


On May 5, 1998, the Company withdrew Registration Statement on From SB-2, File No.333-29101, which was originally filed June 10, 1997. The Company took this action as all selling shareholders became eligible to sell their shares pursuant to Rule 144.

Item 3. Defaults Upon Senior Securities

As of March 31,1998, the Company continues to be in default with respect to the payment of $145,000 principal amount of its 12-1/4 Convertible Debentures (the "Debentures"), which have accrued and unpaid interest thereon as of March 31, 1998 in the amount of approximately $53,000.

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

     None during the quarter.

Item 6. Exhibits and Reports on Form 8-K

     A. Exhibits

          (a)  Press Release of the Company, dated February 20, 1998.

     B. Reports on Form 8-K

          (a) Reports on Form 8-K dated March 17, 1998 and April 8, 1998 under file 0-9416.


Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended March 31, 1998

                                      (16)

                                    SIGNATURE


In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FRANKLIN CONSOLIDATED MINING CO, INC.



                                           /s/   Richard Brannon
                                           -------------------------------------
Date: May 14, 1998

                                           Richard Brannon
                                           Vice President

Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended March 31, 1998