Form 10QSB
period 1998-06-30
FRANKLIN CONSOLIDATED MINING CO INC
filed 1998-08-12
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934



For the Quarter Ended June 30, 1998                   Commission File No. 0-9416



                     FRANKLIN CONSOLIDATED MINING CO., INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                     #13-2879202
(State or other jurisdiction                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


76 Beaver Street, Suite 500, New York, New York              10005
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area code           (212) 344-2828

The Number of Shares Outstanding of Common Stock
$.01 Par Value, at June 30, 1998                             3,955,173

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_                                                      No ___




Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)




                                     ASSETS

                                                               June 30,      December 31,
                                                                 1998            1997
                                                             ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                  $       --      $      1,078
                                                             ------------    ------------

  TOTAL CURRENT ASSETS                                               --             1,078

  Note receivable, Com Inc.                                       353,403            --
  Mining, milling and other property and equipment,
    net of accumulated depreciation and depletion of
    $2,022,667 and $1,959,160                                   4,746,428       5,424,935
  Land - held for resale                                          345,000         345,000
  Mining reclamation bonds                                        132,641         130,681
                                                             ------------    ------------

                                                             $  5,577,472    $  5,901,694
                                                             ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                      $    496,558    $    367,933
  Payroll and other taxes payable                                  30,720          31,181
  Convertible debentures                                          145,000         145,000
  Notes payable - related party and others                        250,000         167,000
  Note payable - related party                                  1,054,622         955,756
                                                             ------------    ------------

  TOTAL CURRENT LIABILITIES                                     1,976,900       1,666,870
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
    100,000,000 shares authorized; 3,955,173 shares
     issued and outstanding                                        39,552          39,552
  Additional paid-in capital                                   17,299,816      17,299,816
  Deficit accumulated during the development stage            (13,738,796)    (13,104,544)
                                                             ------------    ------------

                                                                3,600,572       4,234,824
                                                             ------------    ------------

                                                             $  5,577,472    $  5,901,694
                                                             ============    ============



                  See notes to condensed financial statements.

Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998
                                       (1)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO JUNE 30, 1998
                                   (Unaudited)

                                                         Six Months                       Three Months
                                                        Ended June 30,                     Ended June 30,        Cumulative
                                                ----------------------------    ----------------------------        from
                                                    1998            1997            1998            1997         Inception
                                                ------------    ------------    ------------    ------------    ------------
REVENUES:
  Sales                                         $       --      $       --      $       --      $       --      $    876,082
  Interest income                                      5,363           1,952           4,383           1,000         550,138
  Other income                                          --              --              --              --            75,000
                                                ------------    ------------    ------------    ------------    ------------

                                                       5,363           1,952           4,383           1,000       1,501,220
                                                ------------    ------------    ------------    ------------    ------------

EXPENSES:
  Mine expenses and environmental
    remediation costs                                 38,491            --            26,145            --         3,562,229
  Loss/write-down of mining and milling and
    other property and equipment                     265,000            --           265,000            --         1,465,000
  Depreciation and depletion                          63,507          60,000          33,012          30,000       2,218,016
  General and administrative expenses                215,220         245,028         113,726         159,010       5,614,005
  Interest expense                                    57,397          58,285          30,302          20,332         686,570
  Amortization of debt issuance expense                 --              --              --              --           683,047
  Equity in net loss and settlement of claims
    of Joint Venture                                    --             6,541            --             3,653         591,971
  Other                                                 --              --              --              --           419,179
                                                ------------    ------------    ------------    ------------    ------------

                                                     639,615         369,854         468,185         212,995      15,240,017
                                                ------------    ------------    ------------    ------------    ------------

NET LOSS                                        $   (634,252)   $   (367,902)   $   (463,802)   $   (211,995)   $(13,738,797)
                                                ============    ============    ============    ============    ============


BASIC LOSS PER COMMON SHARE                     $       (.16)   $       (.10)   $       (.12)   $       (.05)
                                                ============    ============    ============    ============


WEIGHTED AVERAGE SHARES
  OUTSTANDING                                      3,955,173       3,623,321       3,955,173       3,951,013
                                                ============    ============    ============    ============




                  See notes to condensed financial statements.

Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998
                                       (2)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO JUNE 30, 1998
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                        from
                                                                       1998            1997          Inception
                                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $   (634,252)   $   (367,902)   $(13,738,796)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and depletion                                         63,507          60,000       2,218,016
      Loss/write-down of mining, milling and other
        property and equipment                                          265,000            --         1,465,000
      Amortization of debt issuance expense                                --              --           683,047
      Value of common stock issued for:
        Services and interest                                              --              --         1,338,714
        Settlement of litigation                                           --              --           100,000
        Settlement of claims by joint venture partner                      --              --           468,000
        Compensation resulting from stock options granted                  --              --           311,900
        Value of stock options granted for services                        --              --           112,500
        Equity in net loss of joint venture                                --             6,541         123,971
        Other                                                              --              --            (7,123)
      Changes in operating assets and liabilities:
        Prepaid expenses                                                   --            53,990            --
        Interest accrued on mining reclamation bonds and notes           (5,363)         (1,952)        (11,044)
        Accounts payable and accrued expenses                           128,165        (137,350)        759,535
                                                                   ------------    ------------    ------------
  NET CASH USED IN OPERATING ACTIVITIES                                (182,943)       (386,673)     (6,176,280)
                                                                   ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to mining, milling and other
    property and equipment                                                 --              --        (5,120,354)
  Purchases of mining reclamation bonds, net                               --              --          (125,000)
  Deferred mine development costs and other expenses                       --              --          (255,319)
                                                                   ------------    ------------    ------------
  NET CASH USED IN INVESTING ACTIVITIES                                    --              --        (5,500,673)
                                                                   ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of common stock                                                --            50,500       8,758,257
  Issuance of underwriter's stock warrants                                 --              --               100
  Commissions on sales of common stock                                     --              --          (381,860)
  Purchases of treasury stock                                              --              --           (12,500)
  Payments of deferred underwriting costs                                  --              --           (63,814)
  Proceeds from exercise of stock options                                  --              --           306,300
  Issuance of convertible debentures and notes                             --              --         1,505,000
  Proceeds of advances from joint venture partner                          --            75,660         526,288
  Advances to joint venture partner                                        --           266,438        (181,017)
  Payments of debt issuance expenses                                       --              --          (164,233)
  Proceeds of other notes and loans payable                             181,865            --         1,497,139
  Repayments of other notes and loans payable                              --              --          (120,000)
  Proceeds of loans from affiliate                                         --              --            55,954
  Repayments of loans from affiliate                                       --              --           (48,661)
                                                                   ------------    ------------    ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                             181,865         392,598      11,676,953
                                                                   ------------    ------------    ------------

                                                     (Continued)

                  See notes to condensed financial statements.

Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998
                                       (3)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO JUNE 30, 1998
                                   (Unaudited)


                                                                                                    Cumulative
                                                                                                        from
                                                                       1998            1997          Inception
                                                                   ------------    ------------    ------------
INCREASE (DECREASE) IN CASH                                        $     (1,078)   $      5,925    $       --

CASH - beginning of period                                                1,078             127            --
                                                                   ------------    ------------    ------------

CASH - end of period                                               $       --      $      6,052    $       --
                                                                   ============    ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                                                    $      3,889    $       --      $    303,758
                                                                   ============    ============    ============








                                    See notes to condensed financial statements.


Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998
                                       (4)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

          In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Franklin Consolidated Mining Co., Inc. (the "Company") as of June 30, 1998, its results of operations for the six and three months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. Information included in the condensed balance sheet as of December 31, 1997 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "10-KSB") filed with the Securities and Exchange Commission. Certain terms used herein are defined in the 10-KSB. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

          The results of operations for the six and three months ended June 30, 1998 are not necessarily indicative of the results of operations for the full year ending December 31, 1998.

          Prior years financial statements have been reclassified to conform with the current year presentation.

NOTE 2 - BASIS OF PRESENTATION

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As at June 30, 1998, the Company has an accumulated deficit of $13,738,796, current liabilities of $922,278, and a working capital deficiency of $922,278. Also, the Company was in default on the payment of the principal balance and accrued interest on certain notes and debentures. Certain accounts payable also were past due, and the Company has possible permit and other violations. In addition to the payment of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $20,000 per month plus interest during 1998. Such matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of the above uncertainty.

          U.S. Mining Co. and its affiliates have pledged to provide financing to the Company on an as needed basis until on or about July 1, 1999. The funds received from USM and its affiliates will cover the general, administrative and other costs approximated at $20,000 per month plus interest. Additional funds will be needed to ready the Franklin Mining properties for commencement of operations and to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

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

          Substantially all of the $4,746,428 of mineral properties and equipment included in the accompanying balance sheet as of June 30, 1998, is related to exploration properties. The ultimate realization of the Company's investment in exploration properties and equipment is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production.



Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998
                                       (5)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


NOTE 3 - NOTES PAYABLE RELATED PARTY AND OTHERS

          Notes payable related party and others consist of the following at June 30, 1998:

          12% unsecured demand note due to the Company's President      $103,000
          Secured promissory note (a)                                     60,000
          Unsecured promissory notes (b)                                  87,000
                                                                        --------

                                                                        $250,000
                                                                        ========

          (a) The outstanding principal balance of the note became payable on July 18, 1996 and the Company is in default. The note is guaranteed by certain officers of Gems and is collateralized through a subordinated security interest in the Company's mining reclamation bond. Interest on the note is payable based on the rate of interest applicable to the mining reclamation bond.

          (b) This principal amount represents four unsecured promissory notes comprised of one $36,000 note and three $17,000 notes payable. These obligations were assumed by the Company on November 25, 1997, as part of the acquisition from USM of the remaining interest in the Joint Venture. These notes were in default when assumed by the Company, and remain in default as of June 30, 1998. Interest is being accrued at rates between 8% and 17% per annum.

               Accrued interest on the above notes at June 30, 1998 aggregated approximately $34,000, including $6,443 payable to the Company's President.

NOTE 4 - CONVERTIBLE DEBENTURES

          The Company's convertible debt at June 30, 1998 consist of:

               12.25% convertible debenture originally due 12/31/94     $145,000

          As of June 30, 1998, the Company was in default with respect to the payment of the $145,000 principal balance of the debenture and accrued interest of approximately $58,000. As a result of its default, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debenture holders seeking immediate repayment of principal plus interest and other costs. Management cannot assure that there will be funds available for the required payments or what the effects will be of any actions brought by or on behalf of the debenture holders.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

          The Company had outstanding a 8% promissory note balance of $1,054,622, at June 30, 1998, which represents monies advanced to the Company by POS Financial, Inc. ("POS"), and U.S. Mining, Inc. ("USM") and obligations assumed in connection with the contributions of Joint Venture interests in 1997. The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties, as well as its interests in the Hayden/Kennec Leases. The note is subject to successive 30 day extensions throughout 1998 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties because they can exert significant influence over the Company. Accrued interest at June 30, 1998 was approximately $47,000.


Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998
                                       (6)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



NOTE 6 - STOCKHOLDERS' EQUITY

          On May 26, 1998, the Company effected a twenty-five for one reverse stock split. The accompanying financial statements give retroactive effect to the reverse stock split.

NOTE 7 - SALE OF GOLD HILL MILL PROPERTIES

          On June 5, 1998, the Company sold its Gold Hill Mill Properties for property and equipment having a fair market value of $725,000 and a 14% note receivable of $350,000. The note is payable on demand. The Company recognized a loss of $265,000 as a result of this transaction.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

          On November 12, 1997, Gems had failed to comply with the terms of the Hayden/Kennec-Gems Purchase Agreement. On November 13, 1997, Hayden entered into an agreement to sell the Hayden interests to USM for a purchase price of $75,000 (the "Hayden-USM Purchase Agreement"). The purchase price is evidenced by a note, due on February 2, 1998. Payment on the note has been extended until USM receives a report of clear title. Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to extend the Hayden/Kennec Leases upon the same terms and conditions currently in effect through March 13, 1998 (the "Extended Expiration Date"). The Company is currently in negotiations to extend these interests, however, there can be no assurance that an extension will be granted or that the Company will not be subject to litigation with respect to the Hayden Kennec Leases..


Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998
                                       (7)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

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

          As of June 30, 1998, the Company has no formal violations against it with respect to the Franklin Mines and Franklin Mill. However, there can be no assurance that the Company will be able to adequately comply with the conditions set forth in its permit approval or that future violations will not arise and that such violations will not lead to interruptions in operations at the Franklin Mines or Franklin Mill.

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

          (c) In May, 1998, a broker/dealer engaged to provide investment banking services to the Company instituted an action against the Company for, among other things, breach of contract, fraudulent inducement and unjust enrichment plaintiff broker/dealer is claiming damages of not less than $600,000 plus punitive damages, interest, costs and disbursements. The Company has answered the complaint and has asserted counterclaims against plaintiff claiming damages of approximately $6,000,000.

               An unfavorable resolution of these matters could result in material liabilities or charges that have not been reflected in the accompanying financial statements.


Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998

                                       (8)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

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

          On June 16, 1998,  NASDAQ found the Company to be in  compliance  with
          the  bid  price  requirements  and  all  requirements   necessary  for
          continued listing on The NASDAQ Small Cap Market.

          Given past trends, it is possible that Company's common stock may not sustain a minimum bid price of $1.00 in the future. In this event, the Company's Common Stock may be delisted and no longer trade on the NASDAQ Small Cap Market. However, management believes that should this occur, the Company's common stock will qualify for trading on the Over-The-Counter/Bulletin Board ("OTC") market and the Company will make every effort to include its common stock on the OTC in the event of a delisting by NASDAQ.

          The Company is unable to determine the effect, if any, a delisting by NASDAQ would have on the Company's ability to obtain additional equity or debt financing.








Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998

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

U.S. Mining Co. and its affiliates have pledged to provide financing to the Company on an as needed basis until on or about July 1, 1999. The funds received from USM and its affiliates were used to cover general, administrative and other costs of the Company. Additional funds will be needed to ready the Franklin Mine and Milling properties for the commencement of operations and to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

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

In June 1998, the Company sold the Gold Hill Mill for property and equipment having a fair market value of $725,000 and a 14% note receivable of $350,000. While the Company incurred a $265,000 loss on the sale, management believes that the Gold Hill Mill had little prospect of becoming a viable asset due to the adverse regulatory climate in Boulder, Colorado. Other factors considered in the decision to dispose of the property included, on going costs of insuring the property, tax burdens, regulatory compliance costs and a lien on the property for $350,000 resulting from an obligation of the prior owners which was in default. All of these factors posed significant burdens on the Company's resources. Thus, management believes that it was in the best interest of the Company to dispose of the Gold Hill property and concentrate its efforts on the Franklin properties.

Results of Operations:
June 30, 1998 and 1997

The Company had no active mining or milling operations during the six months ended June 30, 1998 and 1997.

The Company had a net loss of $634,252 and $463,802 for the six and three months ended June 30, 1998, respectively as compared to a net loss of $367,902 and $212,995 during the same periods in 1997. The loss in 1997 was higher due to a $265,000 loss on sale of the Gold Hill Mill Properties in 1998.

General and administrative expenses were $215,220 and $113,726 for the six and three months ended June 30, 1998 compared with $245,028 and $159,010 during the same periods in 1997. This decrease was due to cost controls implemented in connection with corporate overhead and SEC reporting and compliance.

Interest income was $5,363 and $4,383 for the six and three months ended June 30, 1998 compared with $1,952 and $1,000 during the same periods in 1997. Interest expense was $57,397 and $30,302 during the six and three month periods ended June 30, 1998 as compared to $58,285 and $20,332 during the same periods in 1997. These changes were due to interest incurred on notes in connection with the Gold Hill Mill and Newmineco acquisitions payable to related parties in 1997 but not during 1998 offset by an increase in notes payable to related parties during 1998.



Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998
                                      (10)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                   (Continued)


June 30, 1997 and 1996

The Company had a net loss of $211,995 for the three months ended June 30, 1997 as compared to a net loss of $86,571 during the same period in 1996. This increase was primarily attributable to an increase in general and administrative expenses approximately $115,000.

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

General and administrative expenses were $245,028 for the six months ended June 30, 1997 compared with $277,540 during the same period in 1996. Interest expense was $58,285 during the six months ended June 30, 1997 as compared to $30,758 during the same period in 1996. Interest expense increased due to interest incurred on notes in connection with the Gold Hill Mill Newmineco acquisitions.

































Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998
                                      (11)

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

          While the Company intended to comply with the terms of its agreements with the holders of the Debentures, a series of unforeseen circumstances relating to the Company's permits and reclamation bond caused a cash flow shortage. As a result the Company has been unable to make the payments described above. Management is hopeful that the Company's limited cash flow will improve in the near future and at such time intends to comply with the terms of its December 1995 agreements. As of June 30, 1998, the accrued and unpaid interest on the Debentures is approximately $53,000.

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

Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998

                                      (12)

          In February, 1998, USM entered into an agreement with the Plaintiff Debenture holders agreeing to pay the Judgement plus certain additional costs in the event that the Company fails to pay the Judgment and USM consummates the Transaction with the Company. In the event that USM does not consummate the Transaction by July 12, 1998, USM agreed to pay the Plaintiff Debenture holders $5,100 for their agreement not to enter the Judgment against the Company or pursue the inquest. Plaintiff Debenture holders have agreed not to enter the Judgment against the Company until July 12, 1998 or until USM notifies them that it will not pursue the Transaction. The termination date of the USM Agreement has been further extended to year end 1998.

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

Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998

                                      (13)

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

          Environmental Matters

          As of the date hereof, the Company has no violations against it with respect to the Franklin Mines and Franklin Mill. While there are no outstanding violations against the Company at this time, there can be no assurance that the Company will be able to adequately comply with the conditions set forth in its permit approval or that future violations will not arise and that such violations will not lead to interruptions in operations at the Franklin Mines or Franklin Mill. .

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

Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998

                                      (14)

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

          NASDAQ Delisting

          In 1996, the Commission approved certain amendments to the requirements for continued listing on the NASDAQ Small-Cap Market. On February 27, 1998, the Company received a notification letter from NASDAQ informing the Company that the Company's Common Stock was not in compliance with the new minimum bid price requirement of $1.00 which became effective on February 23, 1998. On June 5, 1998, after effectuating a reverse split of the Company's common stock, NASDAQ found the Company to be in compliance with the bid price requirement and all other requirements necessary for continued listing on NASDAQ.



Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998

                                      (15)

          Management believes that it is possible, given past trends, that the Company's Common Stock may not sustain trading at minimum bid price of $1.00 or more in the future. In that event, Company's Common Stock will be delisted and will no longer be traded on the NASDAQ Small Cap Market. However, Management is hopeful that in the event of delisting, the Company's Common Stock will qualify for trading on the
          Over-The-Counter/Bulletin Board ("OTC") market and the Company will make every effort to include its Common Stock on the OTC in the likely event of a delisting by NASDAQ.

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

          Redstone Litigation

          On or about May 14, 1998, Redstone Securities Inc. ("Redstone") commenced an action against the Company in the Supreme Court of the State of New York, County of Nassau, Index No. 98-013668, claiming , among other things, breach of contract, fraudulent inducement and unjust enrichment in connection with an Investment Banking Agreement, dated August 28, 1996, between Redstone and the Company. The complaint requests relief in the amounts of not less than $600,000 plus punitive damages, costs, interest and other expenses. On or about July 31, 1998, the Company answered the complaint and filed a cross complaint against Redstone alleging, among other things, abuse of process, fraud, breach of fiduciary duty, breach of contract and interference with prospective financial advantage. The Company believes that it sustained damages of approximately $6,000,000 plus costs and expenses. The Company intends to vigorously defend this suit and aggressively pursue its claims against Redstone.

Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998

                                      (16)

Item 2. Changes in Securities

On May 5, 1998, the Company withdrew Registration Statement on From SB-2, File No.333-29101, which was originally filed June 10, 1997. The Company took this action as all selling shareholders became eligible to sell their shares pursuant to Rule 144. In addition, the Company effected a twenty-five for one reverse stock split of its Common Stock on June 1998.


Item 3. Defaults Upon Senior Securities

As of June 30, 1998, the Company continues to be in default with respect to the payment of $145,000 principal amount of its 12-1/4 Convertible Debentures (the "Debentures"), which have accrued and unpaid interest thereon as of June 30, 1998 in the amount of approximately $58,000.

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

Item 4. Submission of Matters to a Vote of Security Holder

On May 21, 1998, the Company held a special meeting of stockholders to consider a proposal to amend the Company's Certificate of Incorporation to reverse split the Company's outstanding shares of Common Stock in a one-for-twenty-five basis. The measure was approved by a vote of the majority of shareholders represented at the meeting in person or by proxy.

Item 5. Other Information

On or about August 3, 1998, the Company entered into agreements with each of USM (the "USM Agreement") and William Martucci (the "POS Agreement"). Pursuant to the USM Agreement, USM agreed to forgive the indebtedness of the Company evidenced by the POS Note; release the security interests in the collateral of the Company securing the POS Note and assign its rights to the Hayden-USM Purchase Agreement in exchange for 11,197,413 shares of 42.5% of the issued and outstanding shares of the Company.

Under the terms of the POS Agreement, Martucci agreed to sell to the Company 100% of the outstanding shares of POS in exchange for 11,197,413 shares or 42.5% of the issued and outstanding shares of the Company. The primary business of POS is the ownership and operation of free standing ATM Kiosks located in a broad base of retail outlets. The Company intends to seek stockholder's approval of these transactions at its Annual Meeting of Stockholders to be held this fall.

In the event that the stockholders shall approve the transactions contemplated by each of the USM Agreement and POS Agreement, Martucci and/or entities owned and/or controlled by Martucci will beneficially own 85% of the issued and outstanding shares of the Company.


Item 6.   Exhibits and Reports on Form 8-K

          A.   Exhibits

               Stock Purchase Agreement dated August 3, 1998, by and between US and the Company Stock Purchase Agreement dated August 3, 1998 by and among POS, William Martucci and Company

          B.   Reports on Form 8-K

               (a)  Report on Form 8-K dated April 8, 1998 under file 0-9416.


Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998

                                      (17)

                                    SIGNATURE


In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FRANKLIN CONSOLIDATED MINING CO, INC.



                                       /s/   Robert Walligunda
Date: August 11, 1998                  -----------------------------------------
                                       Robert Walligunda, Secretary/Treasurer






Franklin Consolidated Mining Co., Inc.
Form 10-QSB
For Quarter Ended June 30, 1998