Form 10KSB/A
period 1997-12-31
WCM CAPITAL INC
filed 1998-11-16
CIK 215913

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-KSB AMENDED

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended 12/31/97                   Commission File No.  0-9416

                                WCM CAPITAL, INC.
                (formally FRANKLIN CONSOLIDATED MINING CO., INC.)
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

                                         98,879,328  as of  March 31, 1998

              DOCUMENTS INCORPORATED BY REFERENCE IN PART III - SIX

     Transitional Small Business Disclosure Format (check one) Yes____ No X

PART I                            TABLE OF CONTENTS                         PAGE
--------------------------------------------------------------------------------

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



                                       2
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

History and Development of the Company

The claims that comprise the Franklin Mines are located on a site upon which placer gold was discovered above the ground at Idaho Springs, Colorado in 1859. The Franklin Mines vein system was discovered in 1865. Thereafter, mining commenced on the site in 1865 and continued on an almost uninterrupted basis through 1915 until the outbreak of World War I caused curtailment of mining operations in the area. The principal minerals extracted during this period were gold, silver, lead, copper and zinc. The Franklin Mines have not operated on a continuous or consistent commercial basis since 1915.

On December 26, 1976, the Company acquired Gold Developers and Producers Incorporated, a Colorado corporation which, prior to the acquisition, leased 28 patented mining claims from Audrey and David Hayden and Dorothy Kennec pursuant to a mining lease and option to purchase, dated November 12, 1976 (hereinafter collectively referred to as the "Hayden/Kennec Leases"). In 1981, the Company commenced a rehabilitation program to extend and rehabilitate the shafts and tunnels in place at the Franklin Mines, install the Franklin Mill and search for and delineate a commercial ore body. The Company completed the Franklin Mill, which is capable of crushing, processing and concentrating approximately 150 tons of ore per 24-hour period, in 1983.



                                       3
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

In early 1997, an officer of the Company introduced Gems to William C. Martucci ("Martucci"). Martucci began negotiations with Gems to enter into a possible business combination between Martucci's businesses, on the one hand, and businesses owned and/or operated by or affiliated with Gems (the "Gems Businesses"), on the other hand.



                                       4
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

The Gems Businesses included Gem's an Nuco's interests in the Zeus Joint Venture. During 1997, it became apparent to the Company that Gems did not possess the technical and financial resources required to bring the Franklin Mines into operation as contemplated by the Joint Venture. However, during this period, the Company had established a relationship with Martucci independent of Gems. On September 25, 1997, the Company entered into a letter of intent, (the "Martucci Letter of Intent"), Martucci to acquire (the "Transaction") all of the outstanding shares of POS Financial Corp., a New Jersey corporation ("POS") and certain other entities owned by him including U.S. Mining, Inc., a New Jersey corporation ("USM"), in exchange for newly issued shares of Common Stock of the Company. It was contemplated, that Martucci would receive approximately 85% of the outstanding shares of the Company, upon the closing of the Transaction. The consummation of the Transaction was predicated upon the completion of customary due diligence, the execution of definitive agreements and the approval of Franklin stockholders. Additionally, Mr. Martucci agreed to cover expenses incurred with respect the Transaction in the form of loans to the Company. Management believed that the financial support to be supplied by Mr. Martucci pursuant to the Letter of Intent would be sufficient to fund the Company prior to the consummation of the Transaction.

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



                                       5
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

The Franklin Mill. On September 2, 1993, the DMG approved, subject to certain conditions, a revision to the Franklin Permit to change the processing method then currently in place at the Franklin Mill to a Carbon in Leach process. The condition set forth by the DMG included submission of quarterly sampling and analyses to be performed in connection with the milling process. These sampling requirements were to remain in effect for the life of the Franklin Permit or until a subsequent change was agreed to by the DMG. As of January 9, 1996, the DMG stated that the Company had failed to submit such information to the DMG in accordance with such conditions and, therefore, it believed a possible violation existed regarding such matter.

Tailings Disposal Area. As approved on September 26, 1983, the original mining plan of the Company called for tailings to be slurried to a Lined Tailings Ponds located adjacent to the Franklin Mill (the "Lined Tailings Ponds"). The original mining plan also contemplated a system for draining residual tailing water from the tailing pond disposal area (the "Disposal Area") to minimize the infiltration of tailing water into groundwater in the area during run-off periods. According to the DMG, inspections conducted over the prior three years indicated that the condition of the Disposal Area at the Franklin Mines would not effectively minimize infiltration of tailings water into groundwater and that the system in place for draining residual tailings water from the Disposal Area to the Lined Tailings Ponds was no longer functional. The DMG further claimed that acidic water had been observed during inspections to be seeping from the Lined Tailings Ponds into nearby drainage during the spring run-off period. Therefore, the DMG required that action be taken at the site to prevent any further leakage into area drainage on or before January 10, 1996 to prevent a citation for possible permit violations. Moreover, the DMG required that the Company submit a revision to the Franklin Permit to include a plan for long-term correction of this problem on or before March 8, 1996.

Lower Tailings Pond. On or about August 13, 1988, the Company submitted Amendment application AM-001 to the DMG to amend its original mining plan to



                                       6
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97 conduct custom milling and to dewater the tailings on the lower tailings pond which is located below the Lined Tailings Ponds near the Franklin Mill (the "Lower Pond"). The DMG, on April 4, 1989, agreed to approve this amendment application provided that the Company complies with certain conditions on or before April 11, 1989. The DMG stated that it had no record of the Company's response to such compliance request and demanded that such conditions are agreed to by the Company on or before January 31, 1996 or the amendment application would be denied.

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

Although the Company responded to the claims of the DMG in a letter, dated January 19, 1996, the DMG cited the Company for possible violations of the Franklin Permit



                                       7
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97 with respect to the issues relating to, among other things, the Disposal Area, the Lower Pond and the groundwater monitoring plan. On or about March 28, 1996 at a hearing before the Mined Land Reclaimation Board, the agency responsible for overseeing and reviewing permitting issues ("MLRB") and the DMG, the Company received a temporary cease and desist order prohibiting it from conducting mining and/or milling operations at the Franklin Mines until such time as all past violations cited by the DMG were satisfied.

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

On January 31, 1997, the Company received approval from the DMG of its March 6, 1996 amendment application to the Franklin Permit. The notification of approval, received by the Company on February 28, 1997, increased the total permitted area, revised the mining plan to include the processing of ore from the Mogul Mines, alters the milling process, propose tailings paste disposal, and modifies the surface water control plan. All of the terms of the amendment approved by the DMG were incorporated into the Franklin Permit and made a part thereof. However, the DMG set forth certain conditions to its approval which required
(i) the submission of a final design for tailings disposal facilities in the form of a technical revision to the DMG for approval prior to operation of the Franklin Mill, (ii) the installation of the components of the Surface Water Control Plan not later than April 15, 1997 and (iii) the completion of closure plans for the Lined Tailings Pond by spring runoff and in any event no later



                                       8
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97 than April 15. Finally, the schedule for the completion of the closure plan for Tailings Pond 5 will be determined by the DMG during fiscal year 1997 and will be dependent on the Company's tailings disposal plan which is to be submitted to the DMG in 1997.

In the spring of 1997, the region in which the Franklin mining properties are located was subject to severe weather patterns, which caused flood conditions in the area. As a result, the Company was unable to complete its work at the Franklin Mines within the prescribed time frame. Given the oral agreement with the DMG to grant the Company latitude with respect to the completion of its projects, the Company failed to make any formal application to the DMG for an extension of time to complete the Surface Water Control Plan and closure plans for the tailings ponds. As a result of this oversight, the Company received a formal Notice of Violation and Cease and Desist Order from the DMG for failure to fully complete these projects as prescribed by the DMG in its January 31, 1997 approval.

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

During the early part of 1996 and again in the latter part of the year, mining commenced at the Mogul Mine in accordance with a prospecting permit which had been secured by Durango Metals, Inc. a former owner/operator of the Mogul Mine (the "Durango Prospecting Permit). Approximately 285 tons of ore were mined in 1996, of which 85 tons were shipped to a regional smelter for processing in March, 1996 and



                                       9
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97 approximately 200 tons were crushed at the Franklin Mill from October through December. As a result of such operations, the management of Newmineco has advised the Company that approximately $30,000 of revenue was realized by the LLC, all of which was applied against expenditures incurred by the LLC. Therefore, the Company did not realize any revenues against its right to receive a $500,000 priority payment from revenues generated from the Mogul Mine.

In the latter part of 1996, Newmineco informed the Company that disputes had arisen among various parties to the Newmineco agreements, which included the Rugg/Mogul Lease and use of the underlying leasehold rights. On January 1, 1997, Island, the former lessee under the Rugg/Mogul Lease, received a notice of intent to terminate the Rugg/Mogul Leases from the Ruggs unless Island paid approximately $85,000 allegedly due to the Ruggs pursuant to the terms of the lease within 30 days of the date of the notice. The Company was advised by Newmineco and Island that the parties were negotiating in good faith to resolve their differences and that they were hopeful that a resolution would be reached shortly.

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

On February 7, 1997, Gems notified the Company that it had assigned its interest in the Newmineco Note to certain third parties, including John Miner, a consultant to the Zeus Joint Venture. Thereafter, on February 10, 1997, the Company notified Mr. Miner, as special agent to the assignees that it had elected to convert the principal due on the Newmineco Note into Common Stock of the Company in accordance with the terms therein. Aggregates of 7,692,308 shares were issued to the assignees in full satisfaction of the Newmineco Note.

(3) The Gold Hill Mill

In July, 1996, the Company acquired the Gold Hill Mill from COM, Inc. for $2,500,000 note (the "Gold Hill Note") payable to COM, Inc. a wholly owned subsidiary of Gems.



                                       10
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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



                                       11
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

The Company estimates that the sale of the real property comprising the Gold Hill Mill will generate approximately $350,000 based upon estimates given to the Company by local Realtors. Management believes that the equipment has a value of approximately $925,000 and the water rights are valued at approximately $25,000. As a result of the aforementioned estimated values, the values of the assets comprising the Gold Hill Mill were written down by $1.2 million.

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



                                       12
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

The Company, through the Joint Venture or otherwise, has not conducted any significant commercial mining operations and, as a result, had not generated any significant revenues through December 31, 1997 from operations at the Franklin Mine. Therefore, the Company remains in the development stage. Based on information developed through the Analysis Program and previously available geological data and reports as well as reports and other information supplied to the Company by Gems, the Company is hopeful that economically viable commercial mining operations at the Idaho Springs mining facilities can be conducted in the future. Moreover, the Company continues to work closely with Colorado state mining regulatory agencies in preparation and anticipation of full-scale operations at the Franklin Mines and Franklin Mill.

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

Employees and Technical Consultants

As of December 31, 1997, the Company had no full-time employees. Three of the Company's executive officers serve as needed on a part-time basis and one of the Company's executive officers serves on a full time basis, each for no compensation. With respect to operations at the Franklin Mines and Franklin Mill, technical personnel and other qualified consultants and experts are retained on a contract or consulting basis. Management anticipates that as the Company's business develops, additional



                                       13
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97 technical administrative staff may be hired as well as qualified geological and technical consultants on an as needed basis.

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



                                       14
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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



                                       15
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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



                                       16
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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



                                       17
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

On November 19, 1996, the Company entered into an amendment to the Hayden/Kennec Leases with Dorothy Kennec (the "Kennec Amendment"). Pursuant to the terms of the Kennec Amendment, Kennec agreed to extend the term as it relates to her portion of the leasehold rights through November 12, 1997. In consideration for such extension, the Company agreed to increase the royalty payment due to Kennec under the original Hayden/Kennec Leases from $1,000 to $2,000 per month and to issue to Kennec 104,000 shares of the Common Stock of the Company valued at $.125 per share, having an aggregate market value on or about November 19, 1996 of $13,000. All of the payments made under the Kennec Amendment plus the value of the shares issued thereunder is to be further applied against the buy-out price of the property under the original Hayden/Kennec Leases. Additional payments totaling approximately $60,000 were advanced by or on behalf of the Company to each of Mrs. Hayden and Mrs. Kennec through December, 1997.

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



                                       18
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

Location and Access

The Franklin Mines and Franklin Mill are located in Clear Creek County, Colorado approximately 2.7 miles north of the town of Idaho Springs, which is accessible from Interstate 70 approximately 33 miles west of Denver. From Idaho Springs, a county maintained gravel road connecting Idaho Springs with Central City in Gilpin County passes within 1/4 of a mile of the Franklin Mine facilities and offices. A minor roadway, also maintained by the County, allows access to the Franklin Mine within 1/8 of a mile. The mine location is accessible year round, except in the case of a major snowstorm in winter months.

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



                                       19
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

The structure of the mines is controlled by the J.L. Emerson Fault system that runs in a west-northwest direction across the whole property and beyond. Secondary to the J.L. Emerson Fault are multitudes of small fissure veins that are parasitic to the main break. Some of these veins contribute to considerable mineralization where they intersect the J.L. Emerson Fault structure. These mineral bodies are observable in several locations in the Franklin 73 mine and the Gem mine, one measuring 22 feet wide and 60 feet in length. It has been reliably reported that some of the large stopes mined in the Gems workings measured up to 105 feet in width.

Estimated Ore Reserves

The mineral lodes of the Franklin Mines consist of these associated with the Gem, the Freighter and the Franklin mines and those minerals generally associated with the "Main Trunk" of the J.L. Emerson Fault. No reference is being made regarding the mineral potential of structures situated adjacent to, or off the "Main Trunk".

Sampling by the channel sample method was conducted during the period of 1975 through 1993 with assaying provided by the Franklin and other accredited assay laboratories. Assays were also obtained from the old Gem Mining Co. mine assay map, dated 1921 (the "Gems Assay Map"). The sampling process was carried out at right angles to the strike of the veins. Blocks were sampled on three or four sides and at times within by raise or winze. Those blocks, which were extensively mined, were entered where possible through open stopes with both pillars and "backfill" being sampled.

The Franklin mineral structure is generally a tabular structure in shape and consisting of several parallel to sub-parallel veins, striking in a westerly direction and dipping at 45(degree) - 79(degree) north. Its depth is unknown!

The J.L. Emerson Fault is a large regional structure, striking east to west and having an irregular plain that dips to the north at 45 to 79 degrees. The J.L. Emerson Fault is associated throughout with a series of parallel to sub-parallel sigmoidal shaped fractures that may focus east or west on the principal fault plain. These fracture patterns are found on nearly all levels and represent important centers of mineral concentration. The J.L. Emerson Fault consists of two main parallel to sub-parallel mineralized fault fractures, the so called "footwall" and "hanging wall" veins. Each of the principal veins has historically contributed to ore production in the Gem vein. A second set of true fissure veins of a later date and striking northeast and southwest



                                       20
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97 interdict the J.L. Emerson Fault at several points, but does not cross. These veins are of unknown economic potential.

The mineral structures in the Franklin Mines are often large, but poorly defined. It was suggested that a core-drilling program be conducted at promising locations to determine potential mineral reserves therein. It was believed by management and Gems, its joint venture partner, that much unexplored mineral potential exists in the Franklin Mine.

There is no assurance that additional reserves exist in other mineralized structures in the Franklin Mines until a systematic core-drilling program extends the mineralized zone(s) and a comprehensive economic evaluation based upon that work concludes economic feasibility.

As filed with Securities & Exchange Commission; Summary of Reserves Report by Gifford A. Dieterle, Geologist, dated December 7, 1993.

  In place                                                   173,486.60 Tons
  Broken ore (in stopes or on surface)                         4,700.00 Tons
  Ore Mined or Milled since 1987                               8,100.00 Tons
                                                               --------

                                                             186,286.60 Tons


  Average Grade of Gold:                            .315 ounces per ton
  Average Grade of Silver:                         6.740 ounces per ton


The metallurgical recovery of gold from ore is estimated at 90%, distributed as follows:

                  56%      in lead concentrate
                  31%      in pyrite concentrate
                   3%      in zinc concentrate

The metallurgical recovery of silver from ore is estimated at 90%, distributed as follows:

                  70%      in lead concentrate
                  15%      in zinc concentrate
                   5%      in pyrite concentrate

As of the date hereof, the Company has not received any information that would require modification of the above table.



                                       21
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

Mill/Metallurgy

The Franklin Mill, was designed to recover and concentrate metallic minerals by two historic methods; selective flotation and gravity by table and jig. Both systems were operated in a continuous circuit. After a series of upgrades in 1982, the Franklin Mill currently has a daily processing capacity (operating for a 24 hour period) of approximately 150 tons of ore. In the past, the Franklin Mill operated on an eight hour schedule and processed approximately 30 tons of ore during that time interval.

The Franklin ore is refractory and therefore difficult to separate. Pyrite (iron sulfide) constitutes approximately 23% of the weight of the ore. Approximately 35% of the gold content of the ore remains locked in the pyrite as refractory gold and is not recoverable by ordinary means. In 1993, a new metallurgical process was introduced to attempt to extract gold from the pyrite concentrates. This process attempted to break down the pyrite minerals by oxidation and thereby free the contained refractory gold. The procedure involved the use of standard banks of flotation cells (48"), pyrite slurry (30%), air and agitation. At a later stage pre-processing of the pyrite by further milling occurred. Processed pyrite was subjected to cyanidation and carbon-pulp recovery of gold. The process was initially reported to be successful by the then joint venture



                                       22
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97 operator with recovery of 85% of gold. However, later testing indicated that little or no gold could be recovered through this process.

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



                                       23
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

In December 1995, the Company sent notices to the debenture holders requesting their consent to extend the maturity date of the Debentures to December 31, 1996. It was also contemplated that the conversion rights of such holders would also be extended at its current rate of $.50 per share. The Company also agreed that it would bring current all interest payments due and owing to such holders through December 31, 1995, prepay interest which will become due and owing at the end of the first quarter of 1996 and set up a fund with the Transfer Agent/Trustee to secure the timely payment of the principal amount of the Debentures on December 31, 1996. The Company set February 15, 1996 as the date upon which all Debenture Holders had to submit their consent forms to the Company indicating whether they agreed to extend the maturity date as to their bonds or reject such proposal. Any holder who failed to return a consent form within the prescribed time was to be treated as having consented to the extension. As of the February 15, 1996, the Company received a negative response from one holder owning $1,000 principal amount of Debentures.

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

Thereafter, the Plaintiff Debentureholders moved for summary judgment against the Company. The Company chose not to oppose the motion and a default judgment was entered against the Company in the amount of $42,500 plus interest, costs and



                                       24
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97 disbursements (the "Judgment"). Moreover, the issue of attorney's fees were severed from the case and all to be set down for an inquest.

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

On or about February 5, 1996, BCCM entered into a second contract with Golder, pursuant to which Golder agreed to perform certain services at the Franklin Mines and Franklin Mill pertaining to environmental issues, including, but not limited to, (a) phase 1 site assessment, (b) preliminary regulatory and permit review, (c) engineering site



                                       25
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97
inspections, (d) designs for surface water management at the ore handling facility, (e) technical memorandum on alternatives for the extension of #5 tailings pond, (f) assistance in negotiation with the DMG and (g) recommendations for bulk ore sampling and mineralogical testing at the Franklin Mines (the "Franklin Mine Contract"). At the time of the Franklin Mines Contract, BCCM allegedly entered into said contract as an agent of the Zeus Joint Venture.

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



                                       26
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

In June, 1996, Durango and/or Hartley served a series of Notices of Intent to Lien properties owned or leased by each of Gems, Island and the Company, including the Gold Hill Mill. Thereafter, on or about October 15, 1996, James A. Wood and David C. Sutton, each the owner of claims located on the properties comprising the Mogul Mines (the "Delaware Claims" and the "Bonanza Claims", respectively) and Durango, as the proported lessee of such claims, commenced an action in District Court, Boulder County, Colorado, against the Ruggs, Island, Newmineco, the Company and any other unknown parties of interest to quiet title to each of the Delaware Claim and Bonanza Claims (hereinafter the "Disputed Claims"). The complaint further alleges that the



                                       27
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97 defendants have removed ore mined from the Disputed Claims and that, as a result of trespass and conversion of certain equipment of Plaintiff Durango, plaintiffs have been further damaged in the amount of approximately $800,000. In addition to the actions for quiet title and for the adjudication of the ownership of the disputed Claims, Plaintiffs requisite damages for conversion of Plaintiff Durango's equipment, seeks a full accounting of the ore removed from the premises and request all other damages, costs and expenses, including attorney's fees incurred with respect to this dispute.

The Company, as well as its co-defendants, retained local Colorado counsel and intend to rigorously defend this action while there are motions pending regarding the sufficiency of the defendant's pleadings, no decision has been made regarding such motions and no trial has yet been scheduled. In addition, on or about October 30, 1996, each of Com, Inc., the previous owner of the Gold
Hill Mill, Gems, Island, the Company, Hayden and Kennec commenced an action against each of Durango, Hartley, Consolidated Milling and Tatman in District Court, Boulder Country, Colorado relating to the Company's properties in Boulder County claiming, among other things, that (i) all liens be removed from the public record, (ii) damages were incurred for the filing of excessive liens, together with costs and expenses, including reasonable attorney's fees incurred in connection therewith, (iii) breach of contract with respect to the Newmineco venture agreement, (iv) damages incurred for loss of business opportunities and interference with plaintiff's contractual relationships and (v) defendants slandered plaintiffs title to property causing them damages. A similar complaint was also filed in Clear Creek County with respect to liens filed against the Company's properties in Clear Creek County. No counterclaims have been asserted against any of the Plaintiffs. As a result of recent motions filed on behalf of the Company in the Boulder County action, an order was entered by the Court in 1997, to discharge all liens filed against the Company's properties. The Company has been advised that the Court is expected to enter this order shortly and such order will thereafter be recorded to remove the subject liens. The Clear Creek County Court has executed an order removing the liens against the Company's Clear Creek County properties and the Company has been advised by local counsel that such order is being filed with the Clear Creek County to remove the liens from the record. Issues concerning damages suffered and defendant's liability with respect thereto in each of the actions are to litigated. No trial dates have been set at this time.

NASDAQ Delisting

In 1996, the Commission approved certain amendments to the requirements for continued listing on the NASDAQ Small-Cap Market. On February 27, 1998, the
Company received a notification letter from NASDAQ informing the Company that the Company's Common Stock was not in compliance with the new minimum bid price requirement of $1.00, which became effective on February 23, 1998. The review of the Company's Common Stock price was based upon the price data covering the previous 30 consecutive trade dates prior to notification. The Company has been given 90 calendar days, expiring May 28, 1998, in order to regain compliance. The Company would come into compliance in the event that its Common Stock trades at or above the minimum requirement of $1.00 for at least 10 consecutive trade days prior to May 28, 1998. In the event that the Company's Common Stock does not regain compliance



                                       28
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97 within the 90 day period, NASDAQ will issue to the Company a formal delisting letter which will identify the review procedures available to it should the Company wish to contest the delisting of its Common Stock.

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



                                       29
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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



                                       30
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

In August, 1995, Gems, as an assignee of Mr. DiMatteo, converted its 4% net profit interest in the Company to which it has rights to receive under the terms of a Loan Agreement, into 300,000 shares per percentage point or 1,200,000 shares of the Company. Such shares were issued to Gems on or about August 18, 1995. In September, 1995, certain of the holders of the Anderson Loans, other than Gems, agreed to convert their notes and accrued interest thereon at a rate of $.078 per share which represents 50% of the NASDAQ quoted price of the Company's shares for the last 3 months, the total amount of principal and interest to be converted to be determined at the time of conversion. Thereafter, on or about December 27, 1995, Gems was invited to convert its notes on the same terms and conditions as the other



                                       31
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97 holders, thereby satisfying the Company's obligations under the Anderson Loans. The Company issued such shares in reliance on an exception from registration afforded by Section 4(2) under the Act.

The common stock issued pursuant to the conversion of the Anderson loans were issued by the Company in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The common stock was issued to Mr. Anderson, a director and officer of the Company, certain of his brothers, Anderson Chemical Corporation, a company which is privately owned by Mr. Anderson and his brothers, Mr. DiMatteo, a former director and officer of the Company and Mr. Sgrizzi, an associate of Mr. DiMatteo. No offering of common stock was made to any other persons other than the aforementioned Lenders. Each of the Lenders had full access to all documents, public filings, books and records of the Company and had opportunity to ask questions and receive answers from representatives of the Company. Each Lender had a prior relationship with the Company and understood the risk inherent in investment in the Company. Each Lender represented that he/it acquired the stock for their own account, not with a view of distribution thereof, and thoroughly understood and was willing to bear all the risks related to ownership of the Company's securities.

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



                                       32
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

In late February, 1996, the Company commenced an offering of its Common Stock through its designated officers and directors pursuant to Rule 505 of Regulation D under the Act. The offering was made to both accredited and unaccredited investors. Subscribers of the offering purchased the Common Stock at a purchase price equal to 15% below the market price as quoted on NASDAQ at the close of business prior to the date of such sales. Four of the six purchasers were unaccredited. The Company raised approximately $202,600 and issued 953,411 shares of its Common Stock in connection with the offering.

On or about March 5, 1996, the Company issued to certain principals of Wolinetz, Gottlieb & Lafazan, P.C., the former independent auditors of the Company ("WGL"), approximately 56,000 shares of Common Stock of the Company in satisfaction of outstanding accounting fees owed by the Company to WGL of approximately $10,000. In December 1994, the Company changed its independent public accountants to J.H. Cohn & Company. WGL had acted as the Company's independent public accountants for approximately 19 years prior thereto and, as a result had a prior relationship with the Company. No offering of common stock was made to any persons other than those persons associated with WGL. As a result of their relationship to the Company, WGL had access to all documents, public records, books and accounts of the Company and had opportunity to ask questions of and receive answers from representatives of the Company. The members of WGL understood the risk inherent in an investment in the Company, acquired the stock for their own account, not with a view of distribution thereof, and thoroughly understood and were willing to bear all the risks related to ownership of the Company's securities. For more information concerning WGL, See Item 8-Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On or about April 18, 1996, the Company executed a promissory note payable to a private lender in the principal amount of $60,000 and issued to lender 160,000 shares of Common Stock of the Company as further consideration for advancing said loan. The common stock was issued by the Company in reliance upon the exemption contained in Section 4(2) of the Act. The lender is an accredited investor, as such term is defined in Regulation D under the Act, and had purchased 15% Secured Notes Convertible into Shares of Common Stock of the Company in an offering under Rule 505 of Regulation D under the Act in December, 1995 prior to advancing the loan to the Company. See in Item 5 Market for Registrant's Common Equity and Related Stockholder Matters - Sales of Unrestricted Securities for further information on the offering. No offering of common stock was made to any persons other than the lender. By virtue of his status as an accredited investor, the lender had adequate means for providing for his current needs and had no need for liquidity of his investment in the



                                       33
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

Company and has such knowledge and experience in financial and business matters that the he was capable of evaluating the merits and risks of ownership of the Company's common stock. The lender was given access to all information regarding the Company, including all documents, public records, books and accounts of the Company and was able to ask questions of and receive answers from representatives of the Company regarding the same. The lender understood the risk inherent in an investment in the Company, was acquiring the stock for his own account, not with a view of distribution thereof, and thoroughly understood and was willing to bear all the risks related to ownership of the Company's securities.

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

In Late July 1996, the Company commenced an offering of it Common Stock to accredited investors only pursuant to Rule 505 of Regulation D under the Act during which Stires & Co. acted as selling agent on behalf of the Company. The offering was on a best effort basis and the selling agent was to receive a commission of 5% of the aggregate gross proceeds to the sale of the Common Stock to investors. In addition, the Company agreed to issue to the selling agent warrants to purchase 5% of the total shares of Common Stock sold in the offering. Due to market conditions at the time of the offering, the selling agent was only able to sell 800,000 shares of Common Stock of the Company and raised $100,000. The offering was terminated on September 15, 1996.

Also in July, 1996, the Company issued 1,000,000 shares of Common Stock to a former officer and director of the Company in satisfaction of a finder's fee owed to Mr. Horing in connection with the formation of the Zeus Joint Venture.
21. The common stock issued in to Mr. Horing was issued in consideration of an outstanding finder's fee due to Mr. Horing in connection with the formation of the Zeus Joint Venture. The common stock was issued by the Company in reliance upon the exemption contained in Section 4(2) of the Act. Mr. Horing is a former officer and director and had acted as legal counsel to the Company for approximately 7 years. Mr. Horing resigned his positions with the Company in June, 1994; however, he continued to maintain his relationships with and had assisted current management through 1996. No offering of common stock was made to any persons other to Mr. Horing. As a result of his relationship to the Company, Mr. Horing had access to all information regarding the Company, including all documents, public records, books and accounts of the Company and was able to ask questions of and receive answers from representatives



                                       34
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97 of the Company regarding the same. Mr. Horing understood the risk inherent in an investment in the Company, was acquiring the stock for his own account, not with a view of distribution thereof, and thoroughly understood and was willing to bear all the risks related to ownership of the Company's securities The shares were issued in accordance with an exemption from registration afforded by
Section 4(2) under the Act.

On August 28, 1996, the Company entered into an investment banking agreement with Redstone Securities, Inc. ("Redstone") pursuant to which Redstone agreed to perform certain investment banking services in exchange for a fee payable by the granting of an option to Redstone to purchase up to 3,000,000 shares of Common Stock of the Company at an exercise price of $.001 per share. In November, 1996, Redstone exercised its option to purchase 2,500,000 shares of Common Stock and in January, 1997 exercised its option to purchase the remaining 500,000 shares of Common Stock. The Company issued such shares in accordance with an exemption from registration afforded by Section 4(2) under the Act. 22. The common stock issued to Redstone was issued in connection with the exercise by Redstone of an option granted by the Company to Redstone in connection with an Investment Banking Retention Agreement. Redstone has been actively involved with the Company and has acted as an advisor to the Company for approximately 5 years. The Company issued the option in reliance upon the exemption contained in
Section 4(2) of the Act. By acting as investment banker and financial advisor to the Company, Redstone had access to all information regarding the Company including all documents, public records, books and accounts of the company and was able to ask questions of and receive answers from representatives of the Company regarding the same. Redstone, as a broker/dealer and investment banking firm, is sophisticated in matters of business and finance, understood the risk inherent in an investment in the Company, was acquiring the stock for their own account, not with a view of distribution thereof, and thoroughly understood and was willing to bear all the risks related to ownership of the Company's securities.

On or about August 29, 1996, the Company issued 1,088,000 shares of Common Stock in consideration of the purchase price for certain real property purchased by Gems. 23. The common stock issued to the seller was issued in consideration for the purchase of certain real property. The Company issued the common stock in reliance upon the exemption contained in Section 4(2) of the Act. No offering of common stock was made to any persons other to seller. As a result of his relationship to the Company, seller was given and had access to all information regarding the Company, including all documents, public records, books and accounts of the Company and was able to ask questions of an receive answers from representatives of the Company regarding the same. Seller understood the risk inherent in an investment in the Company, was acquiring the stock for their own account, not with a view of distribution thereof, and thoroughly understood and was willing to bear all the risks related to ownership of the Company's securities.

In consideration of the extension of the Kennec portion of the Hayden Kennec Leases, the Company issued to Dorothy Kennec, 104,000 shares of the Company Common Stock in April 1997. The stock was valued at $.125 per share having an aggregate value at the time of the extension agreement of $13,000. The common stock issued in to Mrs. Kennec was issued as further consideration for the extension of the terms of the



                                       35
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

Hayden/Kennec Lease. The Company issued the common stock in reliance upon the exemption contained in Section 4(2) of the Act. Mrs. Kennec is the 50% owner of the certain of the properties comprising the Franklin Mines that the Company has leased for over 20 years. No offering of common stock was made to any persons other to Mrs. Kennec. As a result of her relationship to the Company, Mrs. Kennec had access to all information regarding the Company, including all documents, public records, books and accounts of the Company and was able to ask questions of and receive answers from representatives of the Company regarding the same. Mrs. Kennec understood the risk inherent in an investment in the Company, was acquiring the stock for her own account, not with a view of distribution thereof, and thoroughly understood and was willing to bear all the risks related to ownership of the Company's securities.

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



                                       36
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

USM and its affiliates have verbally pledged to provide financing to the Company on an as needed basis until on or about January 1, 1999. As of the date of this amended Annual Report, USM has continued to fund the Company directly, or indirectly through loans to Gems, since 1997. While there is currently no written agreement between the Company and USM, the Company believes, based solely on prior performance, that USM will fulfill its commitment to fund until January 1999. It is anticipated that the funds received from USM and its affiliates will cover the general, administrative and other costs which Management estimates will be approximately $20,000 per month. Management further anticipates, but cannot insure, that USM will provide $750,000 of funding which Management estimates will be needed to ready the Franklin Mine and Milling properties for the commencement of extraction and milling. Additional funding, however, will be needed to support operations once mining and milling commence to finance operations as well as upgrade the processing facilities to allow for an increase in ore processing capacity.



                                       37
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

In the absence of liquid resources, cash flows from operations and any other commitments for debt or equity financing, Management believes that the ability of the Company to continue its operations will be dependent upon the provision of financing by USM and its affiliates; however, it cannot assure that USM will continue to finance the Company. Management believes, but cannot assure, that such financing and the financing needed to commence operations at the Franklin Mines will be provided by USM and its affiliates during 1998, and that the Company will remain dependent on USM and its affiliates as its primary source of financing for its operations until such time, if any, as the Company begins to receive cash flows from the Franklin Mine and Mill.

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



                                       38
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

The Company had a net loss of $967,524 for 1996 as compared to a net loss of $924,344 during 1995. This increase of $43,180 was primarily attributable to an increase in general and administrative expense in 1996 of $505,414 offset by the effects of a non-recurring, noncash charge in 1995 of $468,000 for the issuance of stock to Gems to settle claims arising from the failure of the Company to meet its obligations under the Joint Venture Agreement. General and administrative expense were $732,710 for 1996 as compared with $227,287 during 1995 due primarily to increases in professional fees and costs of investment banking services. Interest



                                       39
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97 expense was $102,238 during 1996 as compared to $92,434 during 1995 due to increased interest incurred in connection with the issuance of notes in the Gold Hill Mill and Newmineco acquisitions.

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



                                       40
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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



                                       41
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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



                                       42
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

Item 10. Executive Compensation

No compensation has been awarded to, earned by or paid to any of the named executives or directors of the Company during the fiscal year ended 1997.


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



                                       43
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

2. Includes 30,000 shares pledged as collateral to a non- - affiliate individual.


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


                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits

     The following documents are filed as exhibits herewith, unless otherwise specified by an asterisk, and are incorporated herein by this reference:

     Exhibit                                                       Sequentially
     Number   Description of Exhibit                              Numbered Pages
     ------   ----------------------                              --------------

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

     3.2      Amended and Restated By-Laws of the Company
              (Incorporated by reference, Annual Report on Form 10-K for Year Ended December 31, 1994,
              Exhibit 3.2.)

     4.1      Form of Indenture dated January 2, 1990



                                  44
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

     10.7 Scheduled 13D filed with the Commission on July 23, 1993 by Gems & Minerals Corp. (Incorporated by reference,
              Current Report on Form 8-K dated July 19, 1993, File
              No. 0-9416, Exhibit (a), filed with exhibit (I) February 26, 1993 Zeus Joint Venture Agreement and (ii) various
              Exchange Agreements between Gems & Minerals Corp.
              and Anthony DiMatteo, Cheryl Peterson, John DiMatteo and Joseph DiMatteo).

     10.8 Amendment to Zeus Joint Venture Agreement, dated as of August 31, 1993, by and between the Company and Island



                                  45
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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



                                  46
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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



                                  47
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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



                                  48
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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



                                  49
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

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

-------------

* Filed herewith

Reports on Form 8-K

Current Report on Form 8K, dated March 5, 1997.
Current Report on Form 8K, dated October 20, 1997




                                  50
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WMC CAPITAL, INC.
                              (Formally FRANKLIN CONSOLIDATED MINING CO., INC.)



                         /s/  Robert Waligunda
November 13, 1998        ----------------------------------------
                         Robert Waligunda, President/Treasurer



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/   Robert Waligunda
   -----------------------          Director, President       November 13, 1998
      Robert Waligunda                and Treasurer


/s/  Richard Brannon
   -----------------------          Vice President/Secretary  November 13, 1998
     Richard Brannon

/s/  George Otten
   -----------------------          Vice President            November 13, 1998
     George Otten




                                       51
WCM Capital, Inc.
(formally Franklin Consolidated Mining Co., Inc.)
Securities & Exchange Commission
Amended Form 10-KSB - Year Ended 12/31/97