Form 10QSB/A
period 1998-03-31
WCM CAPITAL INC
filed 1998-11-16
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-QSB/AMENDED

                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934



For the Quarter Ended March 31, 1998               Commission File No.  0-9416


                                WCM CAPITAL, INC.
                (FORMALLY FRANKLIN CONSOLIDATED MINING CO., INC.)
             (Exact name of registrant as specified in its charter)


Delaware                                                   13-2879202
(State or other jurisdiction                           (I.R.S. Employer
incorporation or organization)                        Identification No.)


76 Beaver Street, Suite 500, New York, New York             10005
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area code     (212) 344-2828

The Number of Shares Outstanding of Common Stock
$.01 Par Value, at March 31, 1998                         98,879,328

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


Franklin Consolidated Mining Co., Inc.
Form 10-QSB/Amended
For Quarter Ended March 31, 1998
                                       (1)

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


Franklin Consolidated Mining Co., Inc.
Form 10-QSB/Amended
For Quarter Ended March 31, 1998

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


Franklin Consolidated Mining Co., Inc.
Form 10-QSB/Amended
For Quarter Ended March 31, 1998

                                       (3)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO MARCH 31, 1998
                                   (Unaudited)


                                                                  Cumulative
                                                                     from
                                               1998       1997     Inception
                                             --------    -------   ---------
INCREASE (DECREASE) IN CASH                  $ (1,078)   $ 4,416   $    --
CASH - beginning of period                      1,078        127        --
                                             --------    -------   ---------

CASH - end of period                         $   --      $ 4,543   $    --
                                             ========    =======   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                              $  3,889    $   --    $ 303,758
                                             ========    =======   =========


                  See notes to condensed financial statements.


Franklin Consolidated Mining Co., Inc.
Form 10-QSB/Amended
For Quarter Ended March 31, 1998

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


Franklin Consolidated Mining Co., Inc.
Form 10-QSB/Amended
For Quarter Ended March 31, 1998

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


Franklin Consolidated Mining Co., Inc.
Form 10-QSB/Amended
For Quarter Ended March 31, 1998

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

Franklin Consolidated Mining Co., Inc.
Form 10-QSB/Amended
For Quarter Ended March 31, 1998

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

Franklin Consolidated Mining Co., Inc.
Form 10-QSB/Amended
For Quarter Ended March 31, 1998

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



Franklin Consolidated Mining Co., Inc.
Form 10-QSB/Amended
For Quarter Ended March 31, 1998

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

U.S. Mining Co. and its affiliates have verbally pledged to provide financing to the Company on an as needed basis until on or about January 1, 1999. The Company cannot assure, however, that USM will fulfill its commitment to fund the Company's operations through January 1999. The funds received from USM and its affiliates will cover the general, administrative and other costs approximated at $20,000 per month plus interest. Additional monies raised from USM will help finance $750,000 of funds the Company estimates will be needed to ready the Franklin Mine and Milling properties for the commencement of extraction and milling. Additional funds will be needed to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM and its affiliates or that USM will fulfill its obligations to fund the Company through January 1999. In the event that the Company defaults on its obligations, USM may foreclose on the assets secured by the POS note. Such foreclosure actions by USM would have a material adverse effect on the future operations of the Company and the Company's ability to explore the Franklin Mines.

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

Franklin Consolidated Mining Co., Inc.
Form 10-QSB/Amended
For Quarter Ended March 31, 1998

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


Franklin Consolidated Mining Co., Inc.
Form 10-QSB/Amended
For Quarter Ended March 31, 1998

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

Franklin Consolidated Mining Co., Inc.
Form 10-QSB/Amended
For Quarter Ended March 31, 1998

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


Franklin Consolidated Mining Co., Inc.
Form 10-QSB/Amended
For Quarter Ended March 31, 1998


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

Franklin Consolidated Mining Co., Inc.
Form 10-QSB/Amended
For Quarter Ended March 31, 1998

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


Franklin Consolidated Mining Co., Inc.
Form 10-QSB/Amended
For Quarter Ended March 31, 1998

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

Item 4. Submission of Matters to a Vote of Security Holder

     None during the quarter.

Item 5. Other Information

     None during the quarter.


Item 6. Exhibits and Reports on Form 8-K (all filed in original filing)

     A.   Exhibits

          (a)  Press Release of the Company, dated February 20, 1998.

     B.   Reports on Form 8-K

          (a) Reports on Form 8-K dated March 17, 1998 and April 8, 1998 under file 0-9416.



Franklin Consolidated Mining Co., Inc.
Form 10-QSB/Amended
For Quarter Ended March 31, 1998

                                      (16)

                                    SIGNATURE


In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             WCM CAPITAL, INC.
                                (formally FRANKLIN CONSOLIDATED MINING CO, INC.)




Date: November 13, 1998                           /s/   Richard Brannon
                                                  ------------------------
                                                  Richard Brannon
                                                  Vice President/Secretary



Franklin Consolidated Mining Co., Inc.
Form 10-QSB/Amended
For Quarter Ended March 31, 1998

                                      (17)