Form 10QSB/A
period 1998-06-30
WCM CAPITAL INC
filed 1998-11-16
CIK 215913

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
                                   (Unaudited)

                                                           Six Months                    Three Months
                                                         Ended June 30,                 Ended June 30,              Cumulative
                                                   -------------------------       -------------------------            from
                                                      1998            1997            1998            1997           Inception
                                                   ---------       ---------       ---------       ---------       ------------
REVENUES:
  Sales                                            $    --         $    --         $    --         $    --         $    876,082
  Interest income                                      5,363           1,952           4,383           1,000            550,138
  Other income                                          --              --              --              --               75,000
                                                   ---------       ---------       ---------       ---------       ------------

                                                       5,363           1,952           4,383           1,000          1,501,220
                                                   ---------       ---------       ---------       ---------       ------------

EXPENSES:
  Mine expenses and environmental
    remediation costs                                 38,491            --            26,145            --            3,562,229
  Loss/write-down of mining and milling and
    other property and equipment                     265,000            --           265,000            --            1,465,000
  Depreciation and depletion                          63,507          60,000          33,012          30,000          2,218,016
  General and administrative expenses                215,220         245,028         113,726         159,010          5,614,005
  Interest expense                                    57,397          58,285          30,302          20,332            686,570
  Amortization of debt issuance expense                 --              --              --              --              683,047
  Equity in net loss and settlement of claims
    of Joint Venture                                    --             6,541            --             3,653            591,971
  Other                                                 --              --              --              --              419,179
                                                   ---------       ---------       ---------       ---------       ------------

                                                     639,615         369,854         468,185         212,995         15,240,017
                                                   ---------       ---------       ---------       ---------       ------------

NET LOSS                                           $(634,252)      $(367,902)      $(463,802)      $(211,995)      $(13,738,797)
                                                   =========       =========       =========       =========       ============

BASIC LOSS PER COMMON SHARE                        $    (.16)      $    (.10)      $    (.12)      $    (.05)
                                                   =========       =========       =========       =========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                      3,955,173       3,623,321       3,955,173       3,951,013
                                                   =========       =========       =========       =========


                  See notes to condensed financial statements.

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

          Prior year's financial statements have been reclassified to conform to the current year presentation.

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

          (b) This principal amount represents four unsecured promissory notes comprised of one $36,000 note and three $17,000 notes payable. The Company assumed these obligations on November 25, 1997, as part of the acquisition from USM of the remaining interest in the Joint Venture. These notes were in default when assumed by the Company, and remain in default as of June 30, 1998. Interest is being accrued at rates between 8% and 17% per annum.

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

NOTE 5  - NOTE PAYABLE - RELATED PARTY

          The Company had outstanding a 8% promissory note balance of $1,054,622, at June 30, 1998, which represents monies advanced to the Company by POS Financial, Inc. ("POS"), and U.S. Mining, Inc. ("USM") and obligations assumed in connection with the contributions of Joint Venture interests in 1997. The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties, as well as its interests in the Hayden/Kennec Leases. The note is subject to successive 30-day extensions throughout 1998 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties because they can exert significant influence over the Company. Accrued interest at June 30, 1998 was approximately $47,000.


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

          On November 19, 1996, the Company entered into an amendment to the Hayden/Kennec Leases with Dorothy Kennec (the "Kennec Amendment"). Pursuant to the terms of the Kennec Amendment, Kennec agreed to extend the term as it relates to her portion of the leasehold rights through November 12, 1997. In consideration for such extension, the Company agreed to increase the royalty payment due to Kennec under the original Hayden/Kennec Leases from $1,000 to $2,000 per month and to issue to Kennec 104,000 shares of the common stock of the Company valued at $.125 per share, having an aggregate value of $13,000. All of the payments made under the Kennec Amendment plus the values of the shares issued thereunder are to be further applied against the buy-out price of the property under the original Hayden/Kennec Leases. The 104,000 shares of common stock were issued on April 9, 1997.

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

          Litigation

          The Company is involved in various litigation as explained below:

          (a) The Company and others are defendants in the action related to a dispute over fees for engineering consulting services supplied in the amount of approximately $268,000. The Court has remanded the case to arbitration. The defendants plan to vigorously defend their position asserting that the work was never completed. An accrued liability of $35,000 that the Company estimates to be its portion of the total claim has been recorded in the accompanying financial statements.

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


                                       (8)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 8  - COMMITMENTS AND CONTINGENCIES (Continued)

          NASDAQ Notification

          In 1996, the Securities and Exchange Commission approved certain amendments to the listing requirements for continued listing on the NASDAQ Small-Cap Market. On February 27, 1998, subsequent to the balance sheet date, the Company received a notification letter from NASDAQ informing the Company that as of that date, the Company's common stock is not in compliance with the new minimum bid price requirement of $1.00 which became effective on February 23, 1998. The review of the Company's common stock price was based upon the price data covering the previous 30 consecutive trade dates. The Company has been given 90 calendar days, expiring May 28, 1998, in order to regain compliance. The Company would be able to regain compliance if its common stock trades at or above the minimum requirement of $1.00 for at least 10 consecutive trade days. In the event that the Company's common stock does not regain compliance within the 90-day period, NASDAQ has advised the Company that it will issue a delisting letter that will identify the review procedures available to the Company.

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


                                       (9)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

The Company had no active mining or milling operations during the first quarter of 1998, however, remediation work was substantially completed at the Franklin Mine and Mill in preparation for the anticipated commencement of mining operations sometime during fiscal year 1999.

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

There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM and its affiliates. Nor can the Company assure that USM will fulfill its commitment to fund the Company's operations through January 1999. In the event that the Company defaults on its obligations, USM may foreclose on the assets secured by the POS Note. Such foreclosure actions by USM would have a material adverse effect on the future operations of the Company and the Company's ability to explore the Franklin Mines.

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

Interest income was $5,363 and $4,383 for the six and three months ended June 30, 1998 compared with $1,952 and $1,000 during the same periods in 1997. Interest expense was $57,397 and $30,302 during the six and three-month periods ended June 30, 1998 as compared to $58,285 and $20,332 during the same periods in 1997. These changes were due to interest incurred on notes in connection with the Gold Hill Mill and Newmineco acquisitions payable to related parties in 1997 but not during 1998 offset by an increase in notes payable to related parties during 1998.


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

     Thereafter, the Plaintiff Debenture holders moved for summary judgment against the Company. The Company chose not to oppose the motion and a default judgment was entered against the Company in the amount of $42,500 plus interest, costs and disbursements (the "Judgment"). Moreover, the issue of attorney's fees was severed from the case and all to be set down for an inquest.


                                      (12)

     In February, 1998, USM entered into an agreement with the Plaintiff Debenture holders agreeing to pay the Judgement plus certain additional costs in the event that the Company fails to pay the Judgment and USM consummates the Transaction with the Company. In the event that USM does not consummate the Transaction by July 12, 1998, USM agreed to pay the Plaintiff Debenture holders $5,100 for their agreement not to enter the Judgment against the Company or pursue the inquest. Plaintiff Debenture holders have agreed not to enter the Judgment against the Company until July 12, 1998 or until USM notifies them that it will not pursue the Transaction. The termination date of the USM Agreement has been further extended to year-end 1998.

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


Item 6. Exhibits and Reports on Form 8-K

     A.   Exhibits (the following exhibits were filed in original filing)

          Stock Purchase Agreement dated August 3, 1998, by and between US and the Company Stock Purchase Agreement dated August 3, 1998 by and among POS, William Martucci and Company

     B.   Reports on Form 8-K (filed in original filing)

          (a)  Report on Form 8-K dated April 8, 1998 under file 0-9416.


                                      (17)

                                    SIGNATURE


In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FRANKLIN CONSOLIDATED MINING CO, INC.



                                        /s/  Robert Walligunda
Date: November 13, 1998                 ----------------------------------------
                                        Robert Walligunda, President/Treasurer


                                      (18)