Form 10QSB
period 1998-09-30
WCM CAPITAL INC
filed 1998-11-25
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934



For the Quarter Ended September 30, 1998             Commission File No.  0-9416


                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
             (Exact name of registrant as specified in its charter)



Delaware                                                     #13-2879202
(State or other jurisdiction                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


76 Beaver Street, Suite 500, New York, New York              10005
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area code           (212) 344-2828

The Number of Shares Outstanding of Common Stock
$.01 Par Value, at September 30, 1998                         3,955,173

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes _X_         No ___

                                WCM CAPITAL, INC.
                (Formerly FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                             September 30,   December 31,
                                                                 1998            1997
                                                             ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                  $         --    $      1,078
                                                             ------------    ------------

  TOTAL CURRENT ASSETS                                                 --           1,078

  Note receivable, Com Inc.                                       365,653              --
  Mining, milling and other property and equipment,
    net of accumulated depreciation and depletion of
    $2,094,436 and $1,959,160                                   4,674,659       5,424,935
  Land - held for resale                                          345,000         345,000
  Mining reclamation bonds                                        133,622         130,681
                                                             ------------    ------------

                                                             $  5,518,934    $  5,901,694
                                                             ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                      $    569,091    $    367,933
  Payroll and other taxes payable                                  29,960          31,181
  Convertible debentures                                          145,000         145,000
  Notes payable - related party and others                        250,000         167,000
  Note payable - related party                                  1,115,364         955,756
                                                             ------------    ------------

  TOTAL CURRENT LIABILITIES                                     2,109,415       1,666,870
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
    100,000,000 shares authorized; 3,955,173 shares
     issued and outstanding                                        39,552          39,552
  Additional paid-in capital                                   17,299,816      17,299,816
  Deficit accumulated during the development stage            (13,929,849)    (13,104,544)
                                                             ------------    ------------

                                                                3,409,519       4,234,824
                                                             ------------    ------------

                                                             ($ 5,518,934)   $  5,901,694
                                                             ============    ============


                  See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                (Formerly FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO SEPTEMBER 30, 1998
                                   (Unaudited)


                                                        Nine Months                     Three Months
                                                     Ended September 30,             Ended September 30,         Cumulative
                                                ----------------------------    ----------------------------        from
                                                     1998           1997            1998           1997          Inception
                                                ------------    ------------    ------------    ------------    ------------
REVENUES:
  Sales                                         $         --    $         --    $         --    $         --    $    876,082
  Interest income                                     18,593           2,855          13,230             903         563,368
  Other income                                            --              --              --              --          75,000
                                                ------------    ------------    ------------    ------------    ------------

                                                      18,593           2,855          13,230             903       1,514,450
                                                ------------    ------------    ------------    ------------    ------------

EXPENSES:
  Mine expenses and environmental
    remediation costs                                 52,796              --          14,305              --       3,576,534
  Loss/write-down of mining and milling and
    other property and equipment                     265,000              --              --              --       1,465,000
  Depreciation and depletion                         135,276          90,000          71,769          30,000       2,289,785
  General and administrative expenses                301,322         419,033          86,102         174,005       5,700,107
  Interest expense                                    89,505          63,776          32,108           5,491         718,678
  Amortization of debt issuance expense                   --              --              --              --         683,047
  Equity in net loss and settlement of claims
    of Joint Venture                                      --          11,541              --           5,000         591,971
  Other                                                   --              --              --              --         419,179
                                                ------------    ------------    ------------    ------------    ------------

                                                     843,899         584,350         204,284         214,496      15,444,301
                                                ------------    ------------    ------------    ------------    ------------

NET LOSS                                        $   (825,306)   $   (581,495)   $   (191,054)   $   (213,593)   $(13,929,851)
                                                ============    ============    ============    ============    ============


BASIC LOSS PER COMMON SHARE                     $       (.21)   $       (.15)   $       (.05)   $       (.05)
                                                ============    ============    ============    ============


WEIGHTED AVERAGE SHARES
  OUTSTANDING                                      3,955,173       3,919,598       3,955,173       3,955,173
                                                ============    ============    ============    ============



                  See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                (Formerly FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO SEPTEMBER 30, 1998
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                     from
                                                                     1998            1997          Inception
                                                                 ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $   (825,305)   $   (581,495)   $(13,929,851)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and depletion                                      135,276          90,000       2,289,787
      Loss/write-down of mining, milling and other
        property and equipment                                        265,000              --       1,465,000
      Amortization of debt issuance expense                                --              --         683,047
      Value of common stock issued for:
        Services and interest                                              --              --       1,338,714
        Settlement of litigation                                           --              --         100,000
        Settlement of claims by joint venture partner                      --              --         468,000
        Compensation resulting from stock options granted                  --              --         311,900
        Value of stock options granted for services                        --              --         112,500
        Equity in net loss of joint venture                                --          11,541         123,971
        Other                                                              --              --          (7,123)
      Changes in operating assets and liabilities:
        Prepaid expenses                                                   --          80,985              --
        Interest accrued on mining reclamation bonds and notes        (18,594)         (2,855)        (24,275)
        Accounts payable and accrued expenses                         199,937        (125,955)        831,307
                                                                 ------------    ------------    ------------
  NET CASH USED IN OPERATING ACTIVITIES                              (243,686)       (527,779)     (6,237,023)
                                                                 ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to mining, milling and other
    property and equipment                                                 --              --      (5,120,354)
  Purchases of mining reclamation bonds, net                               --              --        (125,000)
  Deferred mine development costs and other expenses                       --              --        (255,319)
                                                                 ------------    ------------    ------------
  NET CASH USED IN INVESTING ACTIVITIES                                    --              --      (5,500,673)
                                                                 ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of common stock                                                --          63,500       8,758,257
  Issuance of underwriter's stock warrants                                 --              --             100
  Commissions on sales of common stock                                     --              --        (381,860)
  Purchases of treasury stock                                              --              --         (12,500)
  Payments of deferred underwriting costs                                  --              --         (63,814)
  Proceeds from exercise of stock options                                  --              --         306,300
  Issuance of convertible debentures and notes                             --              --       1,505,000
  Proceeds of advances from joint venture partner                          --         197,766         526,288
  Advances to joint venture partner                                        --         266,438        (181,017)
  Payments of debt issuance expenses                                       --              --        (164,233)
  Proceeds of other notes and loans payable                           242,608              --       1,557,882
  Repayments of other notes and loans payable                              --              --        (120,000)
  Proceeds of loans from affiliate                                         --              --          55,954
  Repayments of loans from affiliate                                       --              --         (48,661)
                                                                 ------------    ------------    ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                           242,608         527,704      11,737,696
                                                                 ------------    ------------    ------------

            (Continued) See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                (Formerly FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO SEPTEMBER 30, 1998
                                   (Unaudited)



                                                                      Cumulative
                                                                         from
                                                 1998        1997      Inception
                                               --------    --------    ---------

INCREASE (DECREASE) IN CASH                    $ (1,078)   $    (75)   $     --

CASH - beginning of period                        1,078         127          --
                                               --------    --------    --------

CASH - end of period                           $     --    $     52    $     --
                                               ========    ========    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                                $  3,889    $     --    $303,758
                                               ========    ========    ========










                  See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                (Formerly FRANKLIN CONSOLIDATED MINING CO., INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

     On October 13, 1998, the Company held its Annual Meeting of shareholders at which time the shareholders approve an amendment to its certificates of Incorporation changing the name of the Company to WCM Capital Corp. The name change was effective October 16, 1998.

     In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Franklin Consolidated Mining Co., Inc. (the "Company") as of September 30, 1998, its results of operations for the nine and three months ended
     September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. Information included in the condensed balance sheet as of December 31, 1997 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "10-KSB") filed with the Securities and Exchange
     Commission. Certain terms used herein are defined in the 10-KSB. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

     The results of operations for the nine and three months ended September 30, 1998 are not necessarily indicative of the results of operations for the full year ending December 31, 1998.

     Prior years financial statements have been reclassified to conform with the current year presentation.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As at September 30, 1998, the Company has an accumulated deficit of $13,929,849, current liabilities of $2,109,415, and a working capital deficiency of $2,109,415. Also, the Company was in default on the payment of the principal balance and accrued interest on certain notes and debentures. Certain accounts payable also were past due. In addition to the payment of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $20,000 per month plus interest during 1998. Such matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of the above uncertainty.

     U.S. Mining Co. ("USM") and its affiliates have pledged to provide financing to the Company on an as needed basis until on or about January 1, 1999. The funds received from USM and its affiliates will cover the general, administrative and other costs approximated at $20,000 per month plus interest. Additional funds will be needed to ready the Franklin Mining properties for commencement of operations and to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

     There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM and its affiliates. In the event that the Company defaults on its obligations, USM may foreclose on the assets secured by the POS Note (as hereafter defined). Such foreclosure actions by USM would have a material adverse effect on the future operations of the Company and the Company's ability to explore the Franklin Mines.

     Substantially all of the $4,674,659 of mineral properties and equipment included in the accompanying balance sheet as of September 30, 1998, is related to exploration properties. The ultimate realization of the Company's investment in exploration properties and equipment is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production.

                                WCM CAPITAL, INC.
                (Formerly FRANKLIN CONSOLIDATED MINING CO., INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998




NOTE 3 - NOTES PAYABLE RELATED PARTY AND OTHERS

     Notes payable related party and others consist of the following at September 30, 1998:

     12% unsecured demand note due to the Company's past President     $103,000
     Secured promissory note (a)                                         60,000
     Unsecured promissory notes (b)                                      87,000
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

     (b) This principal amount represents four unsecured promissory notes comprised of one $36,000 note and three $17,000 notes payable. These obligations were assumed by the Company on November 25, 1997, as part of the acquisition from USM of the remaining interest in the Joint Venture. These notes were in default when assumed by the Company, and remain in default as of September 30, 1998. Interest is being accrued at rates between 8% and 17% per annum.

          Accrued interest on the above notes at September 30, 1998 aggregated approximately $40,000, including $9,533 payable to the Company's President.

NOTE 4 - CONVERTIBLE DEBENTURES

     The Company's convertible debt at September 30, 1998 consist of:

         12.25% convertible debenture originally due 12/31/94           $145,000

     As of September 30, 1998, the Company was in default with respect to the payment of the $145,000 principal balance of the debenture and accrued interest of approximately $62,000. As a result of its default, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debenture holders seeking immediate repayment of principal plus interest and other costs. Management cannot assure that there will be funds available for the required payments or what the effects will be of any actions brought by or on behalf of the debenture holders.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

     The Company had outstanding a 8% promissory note balance of $1,115,364, at September 30, 1998, which represents monies advanced to the Company by POS Financial, Inc. ("POS"), and USM (the "POS Note") and obligations assumed in connection with the contributions of Joint Venture interests in 1997. The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties, as well as its interests in the Hayden/Kennec Leases. The note is subject to successive 30 day extensions throughout 1998 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties because they can exert significant influence over the Company. Accrued interest at September 30, 1998 was approximately $69,000.

                                WCM CAPITAL, INC.
                (Formerly FRANKLIN CONSOLIDATED MINING CO., INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


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

     On November 12, 1997, Gems had failed to comply with the terms of the Hayden/Kennec-Gems Purchase Agreement. On November 13, 1997, Hayden entered into an agreement to sell the Hayden interests to USM for a purchase price of $75,000 (the "Hayden-USM Purchase Agreement"). The purchase price is evidenced by a note, due on February 2, 1998. Payment on the note has been extended until USM receives a report of clear title. Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to extend the Hayden/Kennec Leases upon the same terms and conditions currently in effect through March 13, 1998 (the "Extended Expiration Date"). The Company is currently in negotiations to extend these interests, however, there can be no assurance that an extension will be granted or that the Company will not be subject to litigation with respect to the Hayden Kennec Leases.

                                WCM CAPITAL, INC.
                (Formerly FRANKLIN CONSOLIDATED MINING CO., INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



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

     As of September 30, 1998, the Company has no formal violations against it with respect to the Franklin Mines and Franklin Mill. However, there can be no assurance that the Company will be able to adequately comply with the conditions set forth in its permit approval or that future violations will not arise and that such violations will not lead to interruptions in operations at the Franklin Mines or Franklin Mill.

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

                                WCM CAPITAL, INC.
                (Formerly FRANKLIN CONSOLIDATED MINING CO., INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

     On November 10, 1998, the Company received notification from NASDAQ that, based upon their review of the price data covering the last thirty consecutive trade dates, the Company's common stock had failed to maintain a closing bid price of $1.00. In order to remain eligible for continued listing on the NASDAQ Small Cap Market, the Company must regain compliance with the minimum bid price requirement within 90 days from the date of the notification letter; the Company's securities would be subject to delisting, effective the close of business February 10, 1999. The Company would be considered to be in compliance with the minimum bid price rule if at any time prior to February 10, 1999, the shares of common stock of the Company reported a closing bid price of $1.00 or greater for 10 consecutive trading days.

     Management believes that, given past trends, the Company's Common Stock may not sustain trading for ten consecutive trading days at minimum bid price of $1.00 or more prior to February 10, 1999. In that event, the Company's Common Stock will be delisted and will no longer be traded on the NASDAQ Small Cap Market. However, Management is hopeful that, in the event of delisting, the Company's Common Stock will qualify for trading on the Over-The-Counter/Bulletin Board ("OTC") market and the Company will make every effort to include its Common Stock on the OTC in the likely event of a delisting by NASDAQ.

NOTE 9.  OTHER INFORMATION

     On or about August 3, 1998, the Company entered into agreements with each of USM (the "USM Agreement") and William Martucci (the "POS Agreement"). Pursuant to the USM Agreement, USM agreed to forgive indebtedness of the Company, which included the POS Note, release the security interest of USM in the assets of the Company securing the POS Note and assigning its rights to the Hayden-USM Purchase Agreement in exchange for 11,197,413 shares or 42.5% of the issued and outstanding shares of the Company. The Hayden-USM Purchase Agreement is for the purchase by USM of Hayden's 50% interest in the Hayden-Kennec Leases.

     Under the terms of the POS Agreement, Martucci agreed to sell to the Company 100% of the outstanding shares of POS in exchange for 11,197,413 shares or 42.5% of the issued and outstanding shares of the Company. POS owns and operates free standing ATM Kiosks located in retail outlets. As a condition precedent to the consummation of the transactions contemplated by each of the USM Agreement and the POS Agreement, the Company was required to obtain stockholder approval in a timely manner of such transactions.

     In August, 1998, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (the "Commission") for its annual meeting of stockholders, which included proposals to approve each of the USM Agreement and the POS Agreement. Shortly after the filing of the preliminary proxy materials, the Commission informed the Company that the staff of the Commission (the "Staff") would be conducting a full review of the proxy materials and underlying proposals. The Company informed USM and Martucci of the Staff's inquiry and was thereafter notified that USM and Martucci wished to terminate the agreements under the premise that the Company could not secure stockholder approval of the transactions in a timely manner.

     On September 21, 1998, the Company received a letter from USM concerning the monies loaned to the Company by USM, which included the monies owed to USM by the Company pursuant to the terms of the POS Note and an additional $144,280 loaned to the Company subsequent to the date of the POS Note. The letter contained a settlement proposal to satisfy all amounts due and owing to USM. On September 25,. 1998, the Company responded to the USM letter with a counter proposal and thereafter the parties commenced active negotiations in an attempt to resolve this matter favorably.

                                WCM CAPITAL, INC.
                (Formerly FRANKLIN CONSOLIDATED MINING CO., INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



NOTE 9.  OTHER INFORMATION  (Continued)

     At a meeting of the Board of Directors of the Company on October 8, 1998 a settlement agreement was approved whereby USM would convert the entire amount of the Company's indebtedness to USM into shares of common stock of the Company at a conversion price equal to 50% of the closing bid price as of the close of business October 7, 1998. The price of the Company's common stock at the close of business on October 7, 1998 was $.66 per share. Therefore, the conversion rate under the settlement agreement would be one share of common stock of the Company for each $.33 of indebtedness of the Company to USM.

     It was further agreed that the settlement plan would be implemented in a two step transaction. Approximately $306,160 of loans would be paid by converting that portion into 927,757 shares of common stock of the Company which would have resulted in USM holding approximately 19% of the total issued and outstanding shares of common stock of the Company. The conversion of the remaining indebtedness would be predicated upon either
     (i) stockholder approval of the issuance of more than 20% of the Company's common stock in the aggregate to USM at a discount to market price as required by the rules of corporate governance promulgated by the NASDAQ Small Cap Market, or (ii) the issuance of a waiver by the NASDAQ Small Cap Market which would allow the Company to issue the shares without holding a special meeting of its stockholders, provided that the Company notify the shareholders 10 days prior to the issuance of the shares to USM. USM also agreed that it would continue to provide the Company with financing going forward as further inducement to consummate the settlement agreement set forth above.

     On October 19, 1998, the Company made a formal application to NASDAQ in accordance with Rule 4310(c)(25)(H)(ii) of the NASDAQ Stock Market for a waiver of the requirement that the Company call a meeting of its stockholders to approve the issuance of over 20% in the aggregate of its stock to USM at a price below market price. The rule allows for a waiver of this requirement when, among other things, a delay in securing stockholder approval would seriously jeopardize the financial viability of the Company. On or about October 24, 1998, the NASDAQ Stock Market contacted the Company indicated that it was inclined to deny the Company's application unless additional information was submitted for review. The Company thereafter withdrew its application and re-opened negotiations with USM. Although the Board of Directors of the Company has approved the issuance of 927,757 shares of common stock of the Company, such shares have not been issued. The Company however, continues to be in default of the POS Note and has not, as of the date hereof, repaid any of the amounts owed to USM. The Company and USM are continuing negotiations with respect to the outstanding monies owed to USM and USM is still funding the Company. As the above transactions have not been consummated, they have not been reflected in the Company's financial statement.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Liquidity and Capital Resources

The Company had no active mining or milling operations during 1998, however, remediation work was substantially completed at the Franklin Mine and Mill in preparation for the anticipated commencement of mining operations sometime during the third quarter of this year.

Management estimates that the Company will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations and interest, at the rate of approximately $20,000 per month for the remainder of 1998.

U.S. Mining Co. and its affiliates have verbally pledged to provide financing to the Company on an as needed basis until on or about January 1, 1999. The funds received from USM and its affiliates to date were used to cover general, administrative and other costs of the Company. Additional funds will be needed to ready the Franklin Mine and Milling properties for the commencement of operations and to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

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

Results of Operations:
September 30, 1998 and 1997

The Company had no active mining or milling operations during the nine months ended September 30, 1998 and 1997.

The Company had a net loss of $825,306 and $191,054 for the nine and three months ended September 30, 1998, respectively as compared to a net loss of $581,495 and $213,593 during the same periods in 1997. The 1998 nine month loss was higher due to a $265,000 loss on sale of the Gold Hill Mill Properties in 1998.

General and administrative expenses were $301,322 and $86,102 for the nine and three months ended September 30, 1998 compared with $419,033 and $174,005 during the same periods in 1997. This decrease was due to cost controls implemented in connection with corporate overhead and SEC reporting and compliance.

Interest income was $18,593 and $13,230 for the nine and three months ended September 30, 1998 compared with $2,855 and $903 during the same periods in 1997. Interest expense was $89,505 and $32,108 during the nine and three month periods ended September 30, 1998 as compared to $63,776 and $5,491 during the same periods in 1997. These changes were due to interest incurred on notes in connection with the Gold Hill Mill and Newmineco acquisitions payable to related parties in 1997 but not during 1998 offset by an increase in notes payable to related parties during 1998.

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

     While the Company intended to comply with the terms of its agreements with the holders of the Debentures, a series of unforeseen circumstances relating to the Company's permits and reclamation bond caused a cash flow shortage. As a result the Company has been unable to make the payments described above. Management is hopeful that the Company's limited cash flow will improve in the near future and at such time intends to comply with the terms of its December 1995 agreements. As of September 30, 1998, the accrued and unpaid interest on the Debentures is approximately $62,000.

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

     In February, 1998, USM entered into an agreement with the Plaintiff Debenture holders agreeing to pay the Judgement plus certain additional costs in the event that the Company fails to pay the Judgment and USM consummates the Transaction with the Company. In the event that USM does not consummate the Transaction by July 12, 1998, USM agreed to pay the Plaintiff Debenture holders $5,100 for their agreement not to enter the Judgment against the Company or pursue the inquest. Plaintiff Debenture holders have agreed not to enter the Judgment against the Company until July 12, 1998 or until USM notifies them that it will not pursue the Transaction. The termination date of the USM Agreement has been further extended to on or about December 25, 1998.

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

     After several months of negotiation, the Company reached a settlement agreement with Golder and BCCM pursuant to which the Company has agreed to pay an aggregate amount of $200,000 in exchange for the discontinuance of the litigation and general release of the Company from any further liability. The Company has until December 31, 1998 to make the payment under the settlement agreement. As of the date hereof, no payments have been made in connection with this settlement agreement and there can be no assurance that the Company will be in a position to make such payment on or before December 31, 1998.

     Environmental Matters

     As of the date hereof, the Company has no violations against it with respect to the Franklin Mines and Franklin Mill. While there are no outstanding violations against the Company at this time, there can be no assurance that the Company will be able to adequately comply with the conditions set forth in its permit approval or that future violations will not arise and that such violations will not lead to interruptions at the Franklin Mines or Franklin Mill. .

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

     On or about November 1, 1998, all parties, in settlement of these suits, agreed to withdraw their claims against each other in full settlement thereof. It is expected that all documentation regarding this agreement will be executed, delivered and filed with the appropriate courts prior to year end.

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

     On November 10, 1998, the Company received notification from NASDAQ that, based upon their review of the price data covering the last thirty consecutive trade dates, the Company's common stock had failed to maintain a closing bid price of $1.00. In order to remain eligible for continued listing on the NASDAQ Small Cap Market, the Company must regain compliance with the minimum bid price requirement within 90 days from the date of the notification letter; the Company's securities would be subject to delisting, effective the close of business February 10, 1999. The Company would be considered to be in compliance with the minimum bid price rule if at any time prior to February 10, 1999, the shares of common stock of the Company reported a closing bid price of $1.00 or greater for 10 consecutive trading days.

     Management believes that, given past trends, the Company's Common Stock may not sustain trading for ten consecutive trading days at minimum bid price of $1.00 or more prior to February 10, 1999. In that event, the Company's Common Stock will be delisted and will no longer be traded on the NASDAQ Small Cap Market. However, Management is hopeful that, in the event of delisting, the Company's Common Stock will qualify for trading on the Over-The-Counter/Bulletin Board ("OTC") market and the Company will make every effort to include its Common Stock on the OTC in the likely event of a delisting by NASDAQ.

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

Item 3. Defaults Upon Senior Securities

     As of September 30, 1998, the Company continues to be in default with respect to the payment of $145,000 principal amount of its 12-1/4 Convertible Debentures (the "Debentures"), which have accrued and unpaid interest thereon as of September 30, 1998 in the amount of approximately $62,000.

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

Item 4. Submission of Matters to a Vote of Security Holder

     On October 12, 1998, the Company held its annual meeting of shareholders in New Jersey at which time the shareholders (i) re-elected Mr. Waligunda and elected William C. Martucci, Ronald Ginsberg and Robert W. Singer to the Board of Directors of the Company (ii) approved an amendment to the Certificate of Incorporation to change the name of the Company to "WCM Capital Corp." and (iii) confirmed Lazar, Levine & Felix as independent auditors of the Company.

     Of the 3,955,173 shares entitled to vote at the meeting, 2,458,623 were present either in person or by proxy constituting a quorum for purposes of conducting the business which was brought before the meeting. The following table sets forth the matters brought before the shareholders, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, if any, for each matter.

Matter                                For               Against               Abstain           Withheld Non-votes
------                                ---               -------               -------           ------------------
Election of Bill Martucci
As a Director                      2,411,706            46,917               ----------         ---------------

Election of Robert
Waligunda as Director              2,443,750            14,873               ----------         --------------

Election of Ronald
Ginsberg as a Director             2,411,718            46,905               ----------         ---------------

Election of Robert W.
Singer as a Director               2,411,714            16,476               ---------          ----------------

Amendment to Certificate
Of  Incorporation for
Name change                        2,434,302            16,476               7,845              ------------

Confirmation of
Independent Auditors               2,427,679            21,743               9,201

     The Amended and Restated Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on October 16, 1998.


Item 5. Other Information

     On or about August 3, 1998, the Company entered into agreements with each of USM (the "USM Agreement") and William Martucci (the "POS Agreement"). Pursuant to the USM Agreement, USM agreed to forgive indebtedness of the Company, which included a note, dated March 5, 1998, in the principal amount of $955,756.22, plus interest, to POS (which was later assigned to USM, the "POS Note"), release the security interest of USDM in the assets of the Company securing the POS Note and assign its rights to the Hayden-USM Purchase Agreement in exchange for 11,197,413 shares or 42.5% of the issued and outstanding shares of the Company. The Hayden-USM Purchase Agreement is for the purchase by USM of Hayden's 50% interest in the Hayden-Kennec Leases.

     Under the terms of the POS Agreement, Martucci agreed to sell to the Company 100% of the outstanding shares of POS in exchange for 11,197,413 shares or 42.5% of the issued and outstanding shares of the Company. POS owns and operates free standing ATM Kiosks located in retail outlets. As a condition precedent to the consummation of the transactions contemplated by each of the USM Agreement and the POS Agreement, the Company was required to obtain stockholder approval in a timely manner of such transactions.


     In August, 1998, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (the"Commission") for its annual meeting of stockholders, which included proposals to approve each of the USM Agreement and the POS Agreement. Shortly aft the filing of the preliminary proxy materials, the Commission informed the Company that the staff of the Commission (the "Staff") would be conducting a full review of the proxy materials and the underlying proposals. The Company informed USM and Martucci of the Staff's inquiry and was thereafter notified that USM and Martucci wished to terminate the agreements under the premise that the Company could not secure stockholder approval of the transactions in a timely manner. See Item 4. Submission of Matters to a Vote of Security Holders for further information about the Annual Meeting of Shareholders of the Company held October 12, 1998.

     On September 21, 1998, the Company received a letter from USM concerning the monies loaned to the Company by USM, which included the monies owed to USM by the Company pursuant to the terms of the POS Note and an additional $144,280 loaned to the Company subsequent to the date of the POS Note. The letter contained a settlement proposal to satisfy all amounts due and owing to USM. On September 25,. 1998, the Company responded to the USM letter with a counter proposal and thereafter the parties commenced active negotiations in an attempt to resolve this matter favorably.

     At a meeting of the Board of Directors of the Company on October 8, 1998 a settlement agreement was approved whereby USM would convert the entire amount of the Company's indebtedness to USM into shares of common stock of the Company at a conversion price equal to 50% of the closing bid price as of the close of business October 7, 1998. The price of the Company's common stock at the close of business on October 7, 1998 was $.66 per share. Therefore, the conversion rate under the settlement agreement would be one share of common stock of the Company for each $.33 of indebtedness of the Company to USM.

     It was further agreed that the settlement plan would be implemented in a two step transaction. Approximately $306,160 of loans would be paid by converting that portion into 927,757 shares of common stock of the Company which would have resulted in USM holding approximately 19% of the total issued and outstanding shares of common stock of the Company. The conversion of the remaining indebtedness would be predicated upon either
     (i) stockholder approval of the issuance of more than 20% of the Company's common stock in the aggregate to USM at a discount to market price as required by the rules of corporate governance promulgated by the Nasdaq Small Cap Market, or (ii) the issuance of a waiver by the NASDAQ Small Cap Market which would allow the Company to issue the shares without holding special meeting of its stockholders, provided that the Company notify the shareholders 10 days prior to the issuance of the shares to USM. USM also agreed that it would continue to provide the Company with financing going forward as further inducement to consummate the settlement agreement set forth above.

     Due to the fact that the Company had already expended significant monies to conduct a proxy solicitation for its annual meeting scheduled on October 12, 1998, the Company decided to make an application to NASDAQ for a waiver of the meeting requirement described above.


     On October 19, 1998, the Company made a formal application to NASDAQ in accordance with Rule 4310(C)(25)(H)(ii) of the NASDAQ Stock Market for a waiver of the requirement that the Company call a meeting of its stockholders to approve the issuance of over 20% in the aggregate of its tock to USM at a price below market price. The rule allows for a waiver of this requirement when, among other things, a delay in securing stockholder approval would seriously jeopardize the financial viability of the Company. On or about October 24, 1998, the NASDAQ Stock Market contacted the Company indicated that it was inclined to deny the Company's application unless additional information was submitted for review. The Company thereafter withdrew its application and re-opened negotiations with USM. Although the Board of Directors of the Company has approved the issuance of 927,757 shares of common stock of the Company, such shares have not been issued. The Company however, continues to be in default of the POS Note and has not, as of the date hereof, repaid any of the amounts owed to USM. The Company and USM are continuing negotiations with respect to the outstanding monies owed to USM and USM is still funding the Company.

Item 6. Exhibits and Reports on Form 8-K

         A.   Exhibits

              Press Release dated October 28, 1998 Press Release dated November 11, 1998


         B.   Reports on Form 8-K

                   None

                                    SIGNATURE




In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FRANKLIN CONSOLIDATED MINING CO, INC.


Date: November 24, 1998             /s/   Robert Walligunda
                                    --------------------------------------------
                                    Robert Walligunda, President



  s                                     20