Form 10KSB/A
period 1995-12-31
WCM CAPITAL INC
filed 1999-03-30
CIK 215913

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-KSB AMENDED

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                       OR
            [TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended 12/31/95                    Commission File No. 0-9416

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                 (Name of small business issuer in its charter)

         DELAWARE                                               13-2878202
(State or other jurisdiction of                                (IRS Employer
Incorporation or organization)                               Identification No.)

                   76 Beaver Street, New York, New York 10005
                    (Address of principal executive offices)

Issuers telephone number:                                          212-344-2828

Securities Registered under Section 12(b) of the Exchange Act:

Securities Registered under Section 12(g) of the Exchange Act:

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

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)


                          INDEX TO FINANCIAL STATEMENTS
                                    (Item 7)
                                                                         PAGE
                                                                         ----

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-2/4

BALANCE SHEET
    DECEMBER 31, 1995                                                     F-5

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

As explained in Note 4, the accompanying financial statements reflect restatements of amounts reflected in the financial statements originally filed by the Company with the Securities and Exchange Commission attributable to changes in the prices used by the Company to value shares of common stock it issued to settle obligations and pay for services.



                                                    J. H. COHN LLP

Roseland, New Jersey
March 23, 1996, except for the
    environmental matters described
    in Note 6 as to which the date
    is April 10, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Franklin Consolidated Mining Co., Inc.
New York, New York

We have audited the accompanying statement of operations, stockholders' equity, and cash flows of Franklin Consolidated Mining Co., Inc. (A Development Stage Enterprise) for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Franklin Consolidated Mining Co., Inc. (A Development Stage Enterprise) for the year ended December 31, 1994 in conformity with generally accepted accounting principles.


                                     WOLINETZ, GOTTLIEB & LAFAZAN, P.C.


Rockville Centre, New York
March 8, 1995

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET
                                DECEMBER 31, 1995


                                     ASSETS
Current assets - cash                                          $    118,176
Mining, milling and other property and equipment, net of
    accumulated depreciation and depletion of $1,715,194          3,848,114
Mining reclamation bonds                                             45,000
                                                               ------------
           Total                                               $  4,011,290
                                                               ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Convertible debentures                                     $    145,000
    Accounts payable and accrued expenses                           298,016
    Loans payable to joint venture partner                          313,688
                                                               ------------
           Total current liabilities                                756,704

Convertible notes                                                   200,000
Excess of equity in net losses of joint venture
    over investment                                                 120,270
                                                               ------------
          Total liabilities                                       1,076,974
                                                               ------------
Commitments and contingencies

Stockholders' equity:
    Common stock, par value $.01 per share; 100,000,000
        shares authorized; 69,135,920 shares issued and
        outstanding                                                 691,359
    Additional paid-in capital                                   13,189,102
    Deficit accumulated in the development stage                (10,946,145)
                                                               ------------
           Total stockholders' equity                             2,934,316
                                                               ------------
           Total                                               $  4,011,290
                                                               ============


See Notes to Financial Statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995


                                                                        Cumulative
                                                                           from
                                            1995          1994          Inception
                                       ------------    ------------    ------------
Revenues:
    Sales                                                              $    876,082
    Interest income                    $      1,060    $        851         538,536
    Other income                                                             75,000
                                       ------------    ------------    ------------
           Totals                             1,060             851       1,489,618
                                       ------------    ------------    ------------
Expenses:
    Mine expenses                                                         3,360,793
    Write-down of inventories                                               223,049
    Depreciation, depletion and
        amortization                        122,143         121,855       1,910,543
    General and administrative
        expenses                            227,287         151,062       4,297,731
    Interest                                342,034          67,861         743,200
    Amortization of debt issuance
        expense                                               6,843         683,047
    Equity in net loss of joint
        venture                              15,540          34,826         120,270
    Loss on settlement of claims
        by joint venture partner            936,000                         936,000
    Loss on settlement of litigation                                        100,000
    Loss on investment in oil and
        gas wells                                                            61,130
                                       ------------    ------------    ------------
           Totals                         1,643,004         382,447      12,435,763
                                       ------------    ------------    ------------
Net loss                               $ (1,641,944)   $   (381,596)   $(10,946,145)
                                       ============    ============    ============
Weighted average shares outstand-
    ing                                  49,035,351      48,556,123
                                       ============    ============
Net loss per common share              $       (.03)   $       (.01)
                                       ============    ============


See Notes to Financial Statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995


                                                                       Deficit
                                                                     Accumulated
                                                      Additional       in the
                                         Common        Paid-in       Development     Treasury
                          Shares          Stock        Capital          Stage         Stock        Total
                        -----------    -----------    -----------    -----------    ----------  -----------
Issuance of common
    stock:
    Cash                    155,000    $     1,550    $    41,550                                $    43,100
    Noncash - re-
        lated parties       925,000          9,250                                                     9,250
        in exchange
        for shares of
        Gold Devel-
        opers and
        Producers,
        Inc               1,095,000         10,950          6,484                                     17,434

Net loss                                                                $(45,584)                    (45,584)
                        -----------    -----------    -----------    -----------                -----------
Balance, December
  31, 1977                2,175,000         21,750         48,034        (45,584)                     24,200

Issuance of com-
    mon stock:
    Pursuant to
        public offer-
        ing, net of
        underwriting
        expenses of
        $11,026             588,200          5,882        278,113                                    283,995
     Cash                   225,000          2,250        240,627                                    242,877
     Noncash                  5,000             50          4,950                                      5,000
Net loss                                                                 (66,495)                    (66,495)
                        -----------    -----------    -----------    -----------                -----------
Balance, December
    31, 1978              2,993,200         29,932        571,724      (112,079)                     489,577

Issuance of common
    stock:
    Cash                    231,850          2,318        438,932                                    441,250
    Noncash - re-
        lated parties        40,000            400         59,600                                     60,000
    Noncash - other           6,675             67         13,283                                     13,350

Net loss                                                                (128,242)                   (128,242)
                        -----------    -----------    -----------    -----------                -----------
Balance, December
    31, 1979              3,271,725         32,717      1,083,539      (240,321)                     875,935

Issuance of com-
    mon stock:
    Cash                    289,750          2,898        837,102                                    840,000
    Noncash                  59,500            595        118,405                                    119,000

Net loss                                                                (219,021)                   (219,021)
                        -----------    -----------    -----------    -----------                -----------
Balance, December
    31, 1980              3,620,975         36,210      2,039,046       (459,342)                  1,615,914

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995


                                                                       Deficit
                                                                     Accumulated
                                                      Additional       in the
                                         Common        Paid-in       Development     Treasury
                          Shares          Stock        Capital          Stage         Stock        Total
                        -----------    -----------    -----------    -----------    ----------  -----------
Issuance of com-
    stock:
    Cash                    65,625    $       656    $   261,844                                 $   262,500
                        -----------    -----------    -----------    -----------                -----------
Balance, pre-
    stock split          3,686,600         36,866      2,300,890    $  (459,342)                   1,878,414

Issuance of common
    stock:
    Pursuant to a
        four-for-one
        stock split     11,059,800        110,598       (110,598)
    Cash                   578,000          5,780        552,220                                     558,000
    Noncash                104,000          1,040        102,960                                     104,000

Commission on sale
    of common stock                                      (57,300)                                    (57,300)

Net loss                                                                (288,105)                   (288,105)
                        -----------    -----------    -----------    -----------                -----------
Balance, December
    31, 1981            15,428,400        154,284      2,788,172        (747,447)                  2,195,009

Issuance of common
    stock:
    Cash                   861,006          8,610        755,516                                     764,126
    Noncash                162,000          1,620        160,380                                     162,000

Commission on
    sale of common
    stock                                                (56,075)                                    (56,075)

Net loss                                                                (287,291)                   (287,291)
                        -----------    -----------    -----------    -----------                -----------
Balance, December
    31, 1982            16,451,406        164,514      3,647,993      (1,034,738)                  2,777,769

Issuance of com-
    mon stock:
    Cash                 1,273,134         12,732      1,176,818                                   1,189,550
    Noncash                 70,834            708         70,126                                      70,834
    Exercise of
        stock op-
        tions by:
        Related par-
           ties            267,500          2,675        264,825                                     267,500
        Others               4,000             40          3,960                                       4,000

Commission on sale
    of common stock                                     (124,830)                                   (124,830)

Net loss                                                                (749,166)                   (749,166)
                        -----------    -----------    -----------    -----------                -----------
Balance, December
    31, 1983            18,066,874        180,669      5,038,892      (1,783,904)                  3,435,657

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995


                                                                       Deficit
                                                                     Accumulated
                                                      Additional       in the
                                         Common        Paid-in       Development     Treasury
                          Shares          Stock        Capital          Stage         Stock        Total
                        -----------    -----------    -----------    -----------    ----------  -----------

Issuance of common
    stock:
    Cash                  1,201,700   $     12,017   $  1,139,683                               $  1,151,700
    Noncash                  27,500            275         27,225                                     27,500
    Exercise of
        stock options
        by related
        parties             200,000          2,000        198,000                                    200,000

Commission on sale
    of common stock                                       (90,950)                                   (90,950)

Net loss                                                               $(301,894)                   (301,894)
                        -----------    -----------    -----------    -----------                -----------
Balance, December
    31, 1984             19,496,074        194,961      6,312,850     (2,085,798)                  4,422,013

Issuance of com-
    mon stock:
    Cash                    421,308          4,213        295,866                                    300,079
    Noncash                  10,000            100          7,400                                      7,500
    Exercise of
        stock op-
        tions by:
        Related par-
           ties             200,000          2,000        148,000                                    150,000
        Others                1,000             10            740                                        750

Commission on sale
    of common stock                                        (3,462)                                    (3,462)

Net loss                                                                (133,929)                   (133,929)
                        -----------    -----------    -----------    -----------                -----------
Balance, December
    31, 1985             20,128,382        201,284      6,761,394     (2,219,727)                  4,742,951

Issuance of common
    stock:
    Cash                    569,000          5,690        294,810                                    300,500
    Noncash - re-
        lated parties       160,000          1,600         78,400                                     80,000
    Noncash - others        135,000          1,350         52,650                                     54,000

Net loss                                                                (227,788)                   (227,788)
                        -----------    -----------    -----------    -----------                -----------
Balance, December
    31, 1986             20,992,382        209,924      7,187,254     (2,447,515)                  4,949,663

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995


                                                                       Deficit
                                                                     Accumulated
                                                      Additional       in the
                                         Common        Paid-in       Development     Treasury
                          Shares          Stock        Capital          Stage         Stock        Total
                        -----------    -----------    -----------    -----------    ----------  -----------
Issuance of common
    stock:
    Cash                  2,604,368   $     26,044   $  1,261,257                               $  1,287,301
    Noncash - re-
        lated parties       202,000          2,020         68,880                                     70,900
    Noncash - other          37,500            375         36,875                                     37,250

Commission on sale
    of common stock                                      (110,243)                                  (110,243)

Net loss                                                               $(730,116)                   (730,116)
                        -----------    -----------    -----------    -----------                -----------
Balance, December
    31, 1987             23,836,250        238,363      8,444,023     (3,177,631)                  5,504,755

Issuance of common
    stock - noncash
    - related par-
    ties                    200,000          2,000         48,000                                     50,000

Net loss                                                                (386,704)                   (386,704)

Purchase of
    50,000 shares of
    treasury stock -
    at cost                                                                           $(12,500)      (12,500)
                        -----------    -----------    -----------    -----------   ----------- ------------
Balance, December
    31, 1988             24,036,250        240,363      8,492,023     (3,564,335)      (12,500)    5,155,551

Issuance of common
    stock:
    Cash                    678,000          6,780        103,720                                    110,500
    Noncash - others        283,666          2,836         31,030                                     33,866
    Noncash - re-
        lated parties       210,000          2,100         29,400                                     31,500
    Private place-
        ment:
        Cash              2,275,000         22,750                                                    22,750
        Debt issuance
           expense                                        455,000                                    455,000
    Conversion of
        debentures        1,050,000         10,500         94,500                                    105,000
    Exercise of
        stock options       300,000          3,000         42,000                                     45,000

Commission on sale
    of common stock                                        (1,500)                                    (1,500)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995



                                                                       Deficit
                                                                     Accumulated
                                                      Additional       in the
                                         Common        Paid-in       Development     Treasury
                          Shares          Stock        Capital          Stage         Stock        Total
                        -----------    -----------    -----------    -----------    ----------  -----------
Compensation re-
    sulting from
    stock options
    granted                                               $39,000                                    $39,000

Net loss                                                            $ (1,279,804)                 (1,279,804)
                       ------------   ------------   ------------   ------------  ------------  ------------
Balance, December
    31, 1989             28,832,916        288,329      9,285,173     (4,844,139)  $   (12,500)    4,716,863

Sale of Under-
    writer's stock
    warrants                                                  100                                        100

Issuance of common
    stock:
    Cash                    335,000          3,350         41,875                                     45,225
    Noncash - others         39,855            399          5,579                                      5,978
    Conversion of
        debentures          160,000          1,600         30,400                                     32,000

Net loss                                                              (1,171,962)                 (1,171,962)
                       ------------   ------------   ------------   ------------  ------------  ------------
Balance, December
    31, 1990             29,367,771        293,678      9,363,127     (6,016,101)      (12,500)    3,628,204

Issuance of common
    stock:
    Cash - others         1,799,576         17,996         78,935                                     96,931
    Cash - related
        parties           1,800,000         18,000         72,000                                     90,000
    Noncash -
        others            1,183,724         11,837         47,350                                     59,187
    Conversion of
        debentures        3,731,000         37,310        588,690                                    626,000
    Exercise of
        stock options       250,000          2,500         10,000                                     12,500
    Conversion of
        notes payable       250,000          2,500         12,500                                     15,000

Net loss                                                                (764,926)                   (764,926)
                       ------------   ------------   ------------   ------------  ------------  ------------
Balance, December
    31, 1991             38,382,071        383,821     10,172,602     (6,781,027)      (12,500)    3,762,896

Issuance of common
    stock:
    Cash - others         2,021,923         20,219        149,389                                    169,608
    Cash - related
        parties             630,000          6,300         42,700                                     49,000
    Noncash -
        others            1,729,609         17,296        348,762                                    366,058
    Noncash - re-
        lated parties        12,120            121            485                                        606

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995


                                                                       Deficit
                                                                     Accumulated
                                                      Additional       in the
                                         Common        Paid-in       Development     Treasury
                          Shares          Stock        Capital          Stage         Stock        Total
                        -----------    -----------    -----------    -----------    ----------  -----------
Noncash - exer-
    cise of op-
    tions by re-
    lated parties         2,050,000   $     20,500   $     82,000                               $    102,500
Conversion of
    debentures              540,000          5,400        156,600                                    162,000
Commission on
    sale of com-
    mon stock -
    related par-
    ties                                                   (7,123)                                    (7,123)

Net loss                                                            $ (1,343,959)                 (1,343,959)
                       ------------   ------------   ------------   ------------  ------------  ------------
Balance, December
    31, 1992             45,365,723        453,657     10,945,415     (8,124,986)  $   (12,500)    3,261,586

Issuance of common
    stock:
    Cash - others           873,400          8,734        125,230                                    133,964
    Cash - related
        parties             777,000          7,770         69,930                                     77,700
    Noncash - others        150,000          1,500         13,500                                     15,000
    Noncash - set-
        tlement of
        litigation        1,000,000         10,000         90,000                                    100,000
    Noncash - exer-
        cise of op-
        tions by re-
        lated parties       200,000          2,000          8,000                                     10,000
    Conversion of
        debentures          140,000          1,400         33,600                                     35,000
    Conversion of
        loan                100,000          1,000          9,000                                     10,000

Net loss                                                                (797,619)                   (797,619)
                       ------------   ------------   ------------   ------------  ------------  ------------
Balance, December
    31, 1993             48,606,123        486,061     11,294,675     (8,922,605)      (12,500)    2,845,631

Retirement of
    treasury stock          (50,000)          (500)       (12,000)                      12,500

Net loss                                                                (381,596)                   (381,596)
                       ------------   ------------   ------------   ------------  ------------  ------------
Balance, December
    31, 1994             48,556,123        485,561     11,282,675     (9,304,201)                  2,464,035

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995


                                                                       Deficit
                                                                     Accumulated
                                                      Additional       in the
                                         Common        Paid-in       Development     Treasury
                          Shares          Stock        Capital          Stage         Stock        Total
                        -----------    -----------    -----------    -----------    ----------  -----------
Issuance of common
    stock:
    Settlement of
        claims by
        joint venture
        partner           6,000,000   $     60,000   $    876,000                                $   936,000
    Repayments of
        loan (includ-
        ing imputed
        interest) from
        joint venture
        partner           3,200,000         32,000        467,200                                    499,200
    Repayments of
        long-term debt
        and accrued
        interest - re-
        lated parties     8,679,797         86,798        590,227                                    677,025
    Exchange of
        shares for
        profit parti-
        cipation in-
        terests           2,700,000         27,000        (27,000)
    Net loss                                                        $ (1,641,944)                 (1,641,944)
                       ------------   ------------   ------------   ------------  ------------  ------------
    Balance, Decem-
        ber 31, 1995     69,135,920   $    691,359   $ 13,189,102   $(10,946,145)  $     --     $  2,934,316
                       ============   ============   ============   ============  ============  ============


See Notes to Financial Statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995


                                                                          Cumulative
                                                                             from
                                                 1995           1994       Inception
                                              -----------    -----------  ------------
Operating activities:
    Net loss                                  $(1,641,944)     $(381,596)   $(10,946,145)
    Adjustments to reconcile net
        loss to net cash used in oper-
        ating activities:
        Depreciation and depletion                122,143        121,855       1,910,543
        Amortization of debt issuance
           expense                                                 6,843        683,047
        Value of common stock issued
           for:
           Services and interest                  249,600                      1,219,877
           Settlement of litigation                                              100,000
           Settlement of claims by
               joint venture partner              936,000                        936,000
        Compensation resulting from
           stock options granted                                                 311,900
        Value of stock options granted
           for services                                                          112,500
        Equity in net loss of joint
           venture                                 15,540         34,826         120,270
        Other                                                                     (7,123)
        Changes in operating assets
           and liabilities:
           Other current assets                        71            924
           Accounts payable and accrued
               expenses                           138,305         72,164         461,749
                                              -----------    -----------    ------------
                  Net cash used in operat-
                    ing activities               (180,285)      (144,984)     (5,097,382)
                                              -----------    -----------    ------------
Investing activities:
    Purchases and additions to min-
        ing, milling and other proper-
        ty and equipment                                                      (5,035,354)
    Purchases of mining reclamation
        bonds                                                    (16,000)        (45,000)
    Decrease in security deposits                                  3,667
    Deferred mine development costs
        and other expenses                       (234,435)                      (255,319)
                                              -----------    -----------    ------------
                  Net cash used in invest-
                    ing activities               (234,435)       (12,333)     (5,335,673)
                                              -----------    -----------    ------------

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1995

                                                                            Cumulative
                                                                               from
                                                 1995           1994         Inception
                                              -----------    -----------    ------------
Financing activities:
    Issuances of common stock                                                $ 8,460,657
    Issuance of Underwriter's stock
        warrants                                                                     100
    Commissions on sales of common
        stock                                                                   (381,860)
    Purchases of treasury stock                                                  (12,500)
    Payments of deferred under-
        writing costs                                                            (63,814)
    Proceeds from exercise of
        stock options                                                            306,300
    Issuance of convertible de-
        bentures and notes                      $ 200,000                      1,305,000
    Proceeds of loans from joint
        venture partner                           331,980      $ 156,581         526,288
    Payments of debt issuance
        expenses                                                                (164,233)
    Proceeds of other notes and
        loans payable                                              6,000         688,000
    Repayments of other notes and
        loans payable                                            (10,000)       (120,000)
    Proceeds of loans from affiliate                               3,475          55,954
    Repayments of loans from affili-
        ate                                                                      (48,661)
           Net cash provided by financ-
               ing activities                     531,980        156,056      10,551,231
                                              -----------    -----------    ------------

Increase (decrease) in cash                       117,260         (1,261)        118,176

Cash, beginning of period                             916          2,177          --
                                              -----------    -----------    ------------

Cash, end of period                             $ 118,176      $     916    $    118,176
                                              ===========    ===========    ============


Supplemental disclosure of cash flow data:
    Interest paid                               $   4,441      $  19,577    $    298,868
                                              ===========    ===========    ============


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

          Effective in August 1994, the Company and Island agreed to amend the Zeus Joint Venture Agreement to provide for, among other things, the waiver of priority payments and an adjustment to the distribution arrangement whereby 70% and 30% of the Joint Venture's income or loss (as defined) would be allocated to Gems and the Company, respectively. Effective in September 1995, the Company, Island and Gems agreed to further amend the Zeus Joint Venture Agreement to provide for, among other things, the allocation of 82.5% and 17.5% of the Joint Venture's income or loss (as defined) to Gems and the Company, respectively (see
          Note 4).

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

          Basis of presentation:

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company is a development stage enterprise whose operations have generated recurring losses and cash flow deficiencies from its inception. As of December 31, 1995, it had an accumulated deficit of approximately $10,946,000 and a working capital deficiency of $639,000. As explained in Note 5, the Company was in default with respect to the payment of the principal of and the accrued interest on its outstanding convertible debentures which totaled $158,000 as of December 31, 1995. As explained in Note 6, the Company was delinquent with respect to the payment of $44,000 of real estate taxes as of December 31, 1995 and was subject to a regulatory order to increase its land reclamation bond by $159,000 and complete the remediation of certain violations of environmental regulations as of April 10, 1996. The Company is substantially dependent on its Joint Venture partner for its short-term financing and the funding of the development of its principal mining and milling properties which were not operational as of December 31, 1995. Such matters raise substantial doubt about the Company's ability to continue as a going concern.

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

          Depletion of mining and milling improvements and mine development expenditures is computed using the units of production method based on probable reserves (there were no charges for depletion in 1995 and 1994 since the Company's principal mining and milling facilities were not in operation). Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the related assets.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS



Note 2 -  Summary of significant accounting policies (continued):

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

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

Note 2 -  Summary of significant accounting policies (concluded):

          Recent pronouncements affecting accounting standards: During 1995, the Financial Accounting Standards Board issued Statement of Financial
          Accounting  Standards  No.  121,  "Accounting  for the  Impairment  of
          Long-Lived Assets and for Long-Lived Assets to be Disposed of," and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Statement No. 121 prescribes the method to be used in the evaluation of long-lived and certain identifiable intangible assets for impairment and the method to be used in accounting for any such impairment. Statement No. 123 requires certain disclosures related to the estimated fair value at the date of grant of certain equity instruments issued to employees. The Company has not determined the effects, if any, of these pronouncements which it will be required to implement during 1996.

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

          During the latter part of 1994, the management of Gems informed the Board of Directors of the Company that prior to allocating substantial additional resources to the mining facilities owned by the Company (which the Joint Venture is responsible for developing) and the commencement of commercial mining operations, it wished to (i) more clearly define the relationships between the parties to the Zeus Joint Venture Agreement, as amended effective August 31, 1993,

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

Note 4 -  Status of the Zeus Joint Venture Agreement (continued):

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

          Based on the quoted market value of $.15625 per share at the time of issuance, the 3,200,000 shares issued to Gems in connection with the conversion of the outstanding advances and the 6,000,000 shares issued to Gems in connection with the settlement of claims had an aggregate fair value of $499,200 and $936,000, respectively. Accordingly, the accompanying financial statements, as restated, reflect charges to (i) interest expense of $249,000, which represents the excess of market value of the shares over the principal amount converted, and (ii) loss on settlement of claims by joint venture partner of $936,000.

          At the time the Company initially issued its financial statements for the year ended December 31, 1995, management believed that the market value of the shares issued to Gems in connection with the conversion of the outstanding advances and the settlement of claims was substantially in excess of their fair value because the shares issued were restricted and the trading volume for the Company's shares was limited. However, the Company did not have the resources to engage an investment banker to appraise the per share value at the date of each issuance; instead, management estimated the fair value by discounting the quoted market value by 50%. Accordingly, the Company did not record any interest expense in connection with the conversion of the outstanding advances and it recorded a loss on settlement of claims by joint venture partner of only $468,000. After discussions with the Staff of the Securities and Exchange Commission (the "SEC") as to the basis of the valuation of the shares issued to Gems, management has determined that it would still not be cost effective to obtain appraisals of the fair value of the shares and that, instead,

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

Note 4 -  Status of the Zeus Joint Venture Agreement (concluded):

          the quoted market price at the time of issuance would be the most reliable measure of fair value for these transactions. As a result, the accompanying financial statements reflect increases in the Company's net loss and additional paid-in capital of $717,600 from the corresponding amounts in the financial statements the Company initially issued and filed with the SEC.

          Based on information developed through the Analysis Program and previously available geological data and reports, the management of the Joint Venture believes that the application of the Company's proprietary technologies and processes should result in economically viable commercial mining operations at the Franklin Mine.

          Pursuant to the terms of the Zeus Joint Venture Agreement, Gems has provided advances to the Company of $563,288 since the inception of the agreement, including $331,980 and $156,581 in 1995 and 1994, respectively. As a result of the noncash transaction described above whereby the Company issued 3,200,000 shares of its common stock to Gems in December 1995 to reduce outstanding advances by $249,600, the balance of the loans payable to the Company's Joint Venture partner totaled $313,688 at December 31, 1995. Such balance is noninterest bearing and without a specific due date. In addition, Gems has guaranteed the payment of the Company's outstanding convertible promissory notes (see Note 5). The Joint Venture is also a development stage company. The Company's investment in the Joint Venture as of December 31, 1995, and the Joint Venture's results of operations for the year then ended in relation to those of the Company, were not material.

Note 5 -  Convertible debt:

          The Company's convertible debt at December 31, 1995 consisted of the following:

          12.25% convertible debentures (a)                       $145,000
          15% convertible promissory notes (b)                     200,000
                                                                  --------
             Total                                                $345,000
                                                                  ========

          (a) As of December 31, 1995, the Company was in default with respect to the payment of the $145,000 principal balance of the debentures and $13,321 of accrued interest payable for the quarters subsequent to March 31, 1995. The Company sent notices to its debentureholders in December 1995 asking for their consent by February 15, 1996 to the further extension of the maturity date to December 31, 1996. It was also contemplated that conversion rights would also be extended at the previous rate of $.50 per share. The Company also agreed that it would make all interest payments due to such holders through December 31, 1995, prepay interest which will become due at the end of the first

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

Note 5 -  Convertible debt (concluded):

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

          Lease commitments (continued):

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

          As of December 31, 1995, the Company was delinquent in paying approximately $44,000 of the required taxes due (including interest). Clear Creek County has filed liens on those taxes in arrears. Certain of these liens were sold under auction during October 1994 and the Company has three years from the date of sale to redeem them.

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

Note 7 -  Income taxes:

          As of December 31, 1995, the Company had net operating loss carryforwards of approximately $9,512,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through December 31, 2010. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations.

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

          The expected Federal income tax benefit, computed based on the Company's pre-tax losses in 1995 and 1994 and the statutory Federal income tax rate, is reconciled to the actual tax benefit reflected in the accompanying financial statements as follows:


                                                          1995           1994
                                                        --------       --------
          Expected tax benefit at statutory
              rates                                     $558,000       $130,000
          Decrease resulting from valuation
              allowance for benefits from net
              operating loss carryforwards              (558,000)      (130,000)
                                                        --------       --------

                 Totals                                 $   --         $   --
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

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS



Note 9 -  Fair value of financial instruments:

          The Company's material financial instruments at December 31, 1995 for which disclosures of estimated fair values are required by certain accounting standards consisted of cash, convertible debentures, convertible notes and loans payable to the Joint Venture partner. The fair value of cash is equal to its carrying value because of the liquidity and short-term maturity of such a financial instrument. The fair value of the fixed rate convertible notes is equal to the carrying value because such obligations were issued just prior to December 31, 1995 at a market interest rate. Because of the relationship of the Company and its Joint Venture partner, there is no practical method that can be used to determine the fair value of the loans payable by the Company. Because of the Company's defaults with respect to the payment of the convertible debentures and the uncertainties related to the ability of the Company to obtain the funds for their repayment, there is no practical method that can be used to determine the fair value of the loans payable by the Company to the holders of the debentures.



                                      * * *

Item 6. Management's Discussion and Analysis or Plan of Operation

The Company is engaged in the business of seeking to develop a commercial mining operation at leased properties located in Idaho Springs, Colorado. The Company is in the development stage and has generated nominal revenues since inception. Significant operating revenues are not expected to be generated unless and until commercial mining and milling operations recommence at the Company's mining property.

1995 Results compared with 1994

During the year ended December 31, 1995, operations at the Company's property consisted of a core drilling analysis program which further substantiated proven and probable reserves, remedial work and technical revisions addressing erosion, sedimentation and run-off matters as well as other matters which the DMG required to be performed in connection with the Company's permits. Expenditures with respect to the core drilling analysis program were approximately $ 234,430 which was advanced on behalf of the Company by Gems and subsequently reimbursed by the Company out of the proceeds of the Company's Note Offering. All other costs and expenditures associated with the remedial and technical revisions were advanced by Gems in accordance with the joint venture agreement.

The Company had revenues of $1,060 during 1995 and less than $1,000 in 1994. The continued failure of the Company to commence commercial operations at the Franklin Mine and Franklin Mill contributed to the Company's inability to generate increased revenues.

It remains the Company's policy to recognize income from sales of mineral concentrates only upon receipt of final settlement funds from the smelter. The Company did not ship any mineral concentrates to the smelter in 1995; however, the Company has begun the shipping of mineral concentrates to ASARCO Incorporated in connection with the transactions involving the LLC in the early part of 1996. Management is hopeful that the Company will be successful in clearing its permitting issues in fiscal year 1996 such to enable the Company to increase its production at the Franklin Mill as contemplated by the
Process/Profit Interest Contract allowing for the shipping of mineral concentrates to smelters which, in turn, will result in an increase in revenue to the Company either directly or indirectly through its 17.5% interest in the Joint Venture.

Expenditures at the Franklin Mine and Franklin Mill were borne by Gems in 1995 as they were in 1994. General and administrative expenses were approximately $227,287 in 1995 as compared with $151,000 in 1994, such increase being a result of an increase in professional fees. Depreciation of equipment was approximately $123,000 during 1995 and 1994. Mine and Mill improvements were not amortized in 1995 and 1994. Interest expense was approximately $342,000 in 1995 compared to $68,000 in 1994. Substantially, as a result of additional interest incurred related to common stock issued in 1995.

The Company had a net loss of approximately $1,642,000 for the year ended December 31, 1995 compared with a net loss of $ 382,000 for 1994. The increased loss was substantially due to a fee of $936,000 which was a non-cash charge paid through the issuance of stock to the Company's joint venture partner, Gems. This fee, which was paid in the form of 6,000,000 shares of common stock, was paid pursuant to the terms of a Binding Exchange Letter Agreement, between the partners, which was not timely consummated.

The Company's ability to continue operations through 1996 is predicated on the terms of the joint venture agreement with Gems pursuant to which Gems has agreed to provide technical and financial support to recommence mining and milling operations at the Company's properties. Additionally, the Company is and will remain dependent upon Gems for all of its funding needs until such time as the Franklin Mine and Franklin Mill shall become operational. Once the Company's properties begin commercial operations, the Company will realize 17.5% of all net profits generated from the operations thereof. Additionally, the Company will receive 17.5% of all income to the Joint Venture derived from the Process/Profit Interest Contract. Management is hopeful that such monies will be sufficient to fund its future operations; however, there can be no assurance that the Company will realize income from commercial operations of its properties in 1996 or that the limited income which it will receive from the Process/Profit Interest Contract will be sufficient to fund its operations and other obligations independent from Gems. Therefore, until such time as the Company's income will be sufficient to operate independent from Gems, it will remain dependent on its joint venture partner to finance its operations.

Liquidity and Capital Resources

Since inception, the Company has financed its operations principally through equity and debt financing and its relationships with its joint venture partners. The Company has derived no income from mining operations. At December 31, 1995, the Company's liquidity and capital resources position had been increased from $1,000 in cash or cash equivalents at December 31, 1994 to $118,000 at December 31, 1995. Continued funding from Gems in 1995, including loans totaling $332,100, enabled the Company to repay certain debts, to purchase and install equipment and to cover operating expenses, including general administrative and research and development expenses. Additionally, the Company was able to reduce the balance owed to Gems by $249,000 through the issuance of Common Stock. Until it can generate significant operating revenues, the Company is dependent on Gems for the bulk of its operating capital. The Company's ability to continue active mining operations is currently predicated on the continued infusions of capital from Gems. Excluding the mining and milling expenses borne by Gems in accordance with the Company's joint venture agreement, the Company anticipates its cash requirements for general and administrative expenses for 1996, including legal and accounting fees, to be approximately $350,000, which amount does not include the payment of (a) $145,000 in principal plus accrued and unpaid interest on the Company's Debentures currently in default as of December 31, 1995 and (b) approximately $ 313,688 in advances payable to Gems as of December 31, 1995. Upon the approval of the increase in the capitalization of the Company by its shareholders on November 30, 1995, the Company was able to eliminate certain of its liabilities by converting certain debt into common stock. In May, 1992, the Company entered into a Loan Agreement with Mr. Anderson, an officer and director of the Company, Mr. Anderson's brothers, Anderson Chemical Company and Mr. Carlo Sgrizzi, an unaffiliated individual and Mr. Anthony DiMatteo (the "Anderson Loans") pursuant to which the Company borrowed an aggregate of $504,000 at an interest rate of 3% above the prime rate of interest. Additionally, $450,000 of such loans were entitled, under certain conditions, to a 1% interest in profits (as defined in the Loan Agreement) of the Company, for each $50,000 of principal amount held and, accordingly, the lenders held a total profit participation interest of 9%. Such Loan Agreements were further amended in July, 1993, whereby replacement notes were issued which permitted the conversion of the Anderson Loans into shares of common stock of the Company at a conversion ratio of $.10 per share and granted certain demand an piggyback registration rights. The Anderson Loans were convertible into a total of approximately 4,500,000 shares of common stock at each lenders option, including, all profit interests which were convertible into 300,000 shares for each 1% profit participation interest. In August 1995, Gems, as an assignee of Mr. DiMatteo, converted its 4% net profit interest in the Company to which it has rights to receive under the terms of a Loan Agreement, into 300,000 shares per percentage point or 1,200,000 shares of the Company. Such shares were issued to Gems on or about August 18, 1995. In September, 1995, certain of the holders of the Anderson Loans, other than Gems, agreed to convert their notes and accrued interest thereon at a rate of $.078 per share which represents 50% of the NASDAQ quote d price of the Company's shares for the last 3 months, the total amount of principal and interest to be converted to be determined at the time of conversion. Thereafter, on or about Dec ember 27, 1995, Gems was invited to convert its notes on the same terms and conditions as the other holders, thereby satisfying the Company's obligations under the Anderson Loans. In December 1995, the Company commenced an offering pursuant to Rule 505 of Regulation D of $1,500,000 principal amount of its 15% Secured Notes (the "Notes") Convertible into Shares of Common Stock of the Company. Such Notes have a maturity date of eighteen months from the date of each Note so issued (the "Maturity Date"). Interest on the Notes accrues at a rate of fifteen percent (15%) per annum, compounded annually on the outstanding unpaid principal of each Note, and is payable quarterly, with the first payment due and payable on the last day of March, 1996, and on the last day of June, September and December thereafter, with any accrued but unpaid interest on be paid on a quarterly basis or in full together with the final principal payment on the Note. There are no scheduled payments of principal until the earlier of either the Maturity Date or the date on which all unpaid principal of and interest on the Note becomes immediately due and payable to the holder thereof in the e vent of a default under the terms of the Note. The Company may, at any time, prepay the Notes in whole or in part without penalty or premium. In addition, purchasers of the Notes have unlimited piggyback rights and, on or after the one year anniversary of the offering, one demand registration right. The offering was made to accredited investors only and such purchasers may not convert the Notes into shares of Common Stock until on or after April 1, 1996. The Company terminated this offering on February 5, 1996 after selling an aggregate of $400,000 of the Notes. In February, 1996, the Company commenced an offering pursuant to Rule 505 of Regulation D of its Common Stock to accredited and unaccredited investors in an effort to raise the remaining amount of funds which it anticipated it would be able to realize through the offering of the Notes. Subscribers of the offering purchased the Common Stock at a purchase price 15% below the market price of the stock as quoted on NASDAQ at the close of business the prior date. Although the offering is presently continuing, the Company has raised approximately $200,000 as of March 29, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                               WCM CAPITAL, INC.
                                (FORMALLY FRANKLIN CONSOLIDATED MINING CO., INC.

March 29, 1999                              By:      /s/ Robert Walligunda
                                                     --------------------------
                                                     President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Robert Waligunda             Director/Secretary             March 29, 1999
    Robert Waligunda

/s/ Richard Brannon              Vice President-West Coast      March 29, 1999
--------------------------       Operations
    Richard Brannon

/s/ George Otten                 Vice President                 March 29, 1999
--------------------------
    George Otten

/s/ William C. Martucci          Director                       March 29, 1999
--------------------------
    William C. Martucci

/s/ Ronald Ginsberg              Director                       March 29, 1999
--------------------------
    Ronald Ginsberg

/s/ Robert W. Singer             Director                       March 29, 1999
--------------------------
    Robert W. Singer