Form 10KSB/A
period 1998-12-31
WCM CAPITAL INC
filed 1999-03-30
CIK 215913

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 -KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year. $2,351.00

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days

                                  $10,997,878

State the number of shares outstanding of each of issuers' class of common equity, as of the latest practical date.

                         91,583,020 as of March 29, 1997

             DOCUMENTS INCORPORATED BY REFERENCE IN PART III - SIX

Prospectus, dated December 16, 1996, contained in the Registration Statement of the Company on Form SB-2 declared effective by the Securities and Exchange Commission on December 18, 1996. Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)



                          INDEX TO FINANCIAL STATEMENTS
                                    (Item 7)


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

NOTES TO FINANCIAL STATEMENTS                                         F-14/34




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

As explained in Note 5, the accompanying financial statements reflect restatements of amounts reflected in the financial statements originally filed by the Company with the Securities and Exchange Commission attributable to changes in the prices used by the Company to value shares of common stock it issued to settle obligations and pay for services.



                                                    J.H. COHN LLP
Roseland, New Jersey
April 3, 1997, except for
  Note 11 as to which the
  date is April 30, 1997

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                      ASSETS                           1996            1995
                                                   ------------    ------------
Current assets:
  Cash                                             $        127    $    118,176
    Prepaid expenses                                    107,979
    Advances to joint venture partner                   266,438
                                                   ------------    ------------
           Total current assets                         374,544         118,176

Mining, milling and other property and
    equipment, net of accumulated depreciation
    and depletion of $1,837,180
    and $1,715,194                                    6,311,128       3,848,114
Investment in equity investee                           150,000
Mining reclamation bonds                                126,875          45,000
                                                   ------------    ------------

           Totals                                  $  6,962,547    $  4,011,290
                                                   ============    ============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    12.25% convertible debentures                  $    145,000    $    145,000
    9.5% convertible note payable to joint
      venture partner                                   600,000
    Other notes payable                                  80,000
    Accounts payable and accrued expenses               553,883         298,016
    Advances from joint venture partner                                 313,688
                                                   ------------    ------------
           Total current liabilities                  1,378,883         756,704

8% mortgage note payable to joint venture
    partner                                             586,419
15% convertible notes                                                   200,000
Excess of equity in net losses of joint
    venture over investment                             133,220         120,270
                                                   ------------    ------------
          Total liabilities                           2,098,522       1,076,974
                                                   ------------    ------------

Commitments and contingencies

Stockholders' equity:
    Common stock, par value $.01 per share;
        100,000,000 shares authorized;
        90,583,020 and 69,135,920 shares issued
        and outstanding                                 905,830         691,359
    Additional paid-in capital                       16,218,444      13,189,102
    Deficit accumulated in the development
        stage                                       (12,260,249)    (10,946,145)
                                                   ------------    ------------
           Total stockholders' equity                 4,864,025       2,934,316
                                                   ------------    ------------

           Totals                                  $  6,962,547    $  4,011,290
                                                   ============    ============


See Notes to Financial Statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996

                                                                        Cumulative
                                                                           from
                                           1996            1995          Inception
                                       ------------    ------------    ------------
Revenues:
    Sales                                                              $    876,082
    Interest income                    $      2,351    $      1,060         540,887
    Other income                                                             75,000
                                       ------------    ------------    ------------
           Totals                             2,351           1,060       1,491,969
                                       ------------    ------------    ------------

Expenses:
    Mine expenses                                                         3,360,793
    Write-down of inventories                                               223,049
    Depreciation and depletion              121,986         122,143       2,032,529
    General and administrative
        expenses                            939,701         227,287       5,237,432
    Interest expense                        241,818         342,034         985,018
    Amortization of debt issuance
        expense                                                             683,047
    Equity in net loss of joint
        venture                              12,950          15,540         133,220
    Loss on settlement of claims
        by joint venture partner                            936,000         936,000
    Loss on settlement of litigation                                        100,000
    Loss on investment in oil and
        gas wells                                                            61,130
                                       ------------    ------------    ------------
           Totals                         1,316,455       1,643,004      13,752,218
                                       ------------    ------------    ------------

Net loss                               $ (1,314,104)   $ (1,641,944)   $(12,260,249)
                                       ============    ============    ============


Weighted average shares outstanding      74,284,324      49,035,351
                                       ============    ============


Net loss per common share              $       (.02)   $       (.03)
                                       ============    ============




See Notes to Financial Statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996

                                                                                         Deficit
                                                                                        Accumulated
                                                                        Additional        in the
                                                      Common             Paid-in        Development     Treasury
                                   Shares              Stock             Capital           Stage          Stock           Total
                                 -----------        -----------        -----------       -----------    ---------      -----------
Issuance of common
    stock:
    Cash                             155,000        $     1,550        $    41,550                                     $    43,100
    Noncash:
    Related parties                  925,000              9,250                                                              9,250
        In exchange
          for shares
          of Gold
          Developers
          and Producers,
          Inc.                     1,095,000             10,950              6,484                                          17,434

Net loss                                                                                 $   (45,584)                      (45,584)
                                 -----------        -----------        -----------       -----------                   -----------

Balance, December
    31, 1977                       2,175,000             21,750             48,034           (45,584)                       24,200

Issuance of com-
    mon stock:
    Pursuant to
        public offering,
        net of
        underwriting
        expenses of
        $11,026                      588,200              5,882            278,113                                         283,995
    Cash                             225,000              2,250            240,627                                         242,877
    Noncash                            5,000                 50              4,950                                           5,000

Net loss                                                                                     (66,495)                      (66,495)
                                 -----------        -----------        -----------       -----------                   -----------

Balance, December
    31, 1978                       2,993,200             29,932            571,724          (112,079)                      489,577

Issuance of common
    stock:
    Cash                             231,850              2,318            438,932                                         441,250
    Noncash - related parties         40,000                400             59,600                                          60,000
    Noncash - other                    6,675                 67             13,283                                          13,350

Net loss                                                                                    (128,242)                     (128,242)
                                 -----------        -----------        -----------       -----------                   -----------

Balance,
    December 31, 1979              3,271,725             32,717          1,083,539          (240,321)                      875,935

Issuance of common stock:
    Cash                             289,750              2,898            837,102                                         840,000
    Noncash                           59,500                595            118,405                                         119,000

Net loss                                                                                    (219,021)                     (219,021)
                                 -----------        -----------        -----------       -----------                   -----------

Balance,
    December 31, 1980              3,620,975             36,210          2,039,046          (459,342)                    1,615,914

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996


                                                                                         Deficit
                                                                                        Accumulated
                                                                        Additional        in the
                                                        Common           Paid-in        Development    Treasury
                                       Shares            Stock           Capital           Stage         Stock             Total
                                     -----------      -----------      -----------      -----------    ---------        -----------
Issuance of com-
    stock:
    Cash                                  65,625      $       656      $   261,844                                      $   262,500
                                     -----------      -----------      -----------      -----------                     -----------

Balance, pre-
    stock split                        3,686,600           36,866        2,300,890      $  (459,342)                      1,878,414

Issuance of common
    stock:
    Pursuant to a
        four-for-one
        stock split                   11,059,800          110,598         (110,598)
    Cash                                 578,000            5,780          552,220                                          558,000
    Noncash                              104,000            1,040          102,960                                          104,000

Commission on sale
    of common stock                                                        (57,300)                                         (57,300)

Net loss                                                                                   (288,105)                       (288,105)
                                     -----------      -----------      -----------      -----------                     -----------

Balance, December
    31, 1981                          15,428,400          154,284        2,788,172         (747,447)                      2,195,009

Issuance of common
    stock:
    Cash                                 861,006            8,610          755,516                                          764,126
    Noncash                              162,000            1,620          160,380                                          162,000

Commission on
    sale of common
    stock                                                                  (56,075)                                         (56,075)

Net loss                                                                                   (287,291)                       (287,291)
                                     -----------      -----------      -----------      -----------                     -----------

Balance, December
    31, 1982                          16,451,406          164,514        3,647,993       (1,034,738)                      2,777,769

Issuance of com-
    mon stock:
    Cash                               1,273,134           12,732        1,176,818                                        1,189,550
    Noncash                               70,834              708           70,126                                           70,834
    Exercise of
        stock op-
        tions by:
        Related par-
           ties                          267,500            2,675          264,825                                          267,500
        Others                             4,000               40            3,960                                            4,000

Commission on sale
    of common stock                                                       (124,830)                                        (124,830)

Net loss                                                                                   (749,166)                       (749,166)
                                     -----------      -----------      -----------      -----------                     -----------

Balance, December
    31, 1983                          18,066,874          180,669        5,038,892       (1,783,904)                      3,435,657

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996



                                                                                         Deficit
                                                                                        Accumulated
                                                                        Additional        in the
                                                        Common           Paid-in        Development    Treasury
                                       Shares            Stock           Capital           Stage         Stock             Total
                                     -----------      -----------      -----------      -----------    ---------        -----------
Issuance of common
    stock:
    Cash                               1,201,700     $     12,017     $  1,139,683                                     $  1,151,700
    Noncash                               27,500              275           27,225                                           27,500
    Exercise of
        stock options
        by related
        parties                          200,000            2,000          198,000                                          200,000

Commission on sale
    of common stock                                                        (90,950)                                         (90,950)

Net loss                                                                               $   (301,894)                       (301,894)
                                    ------------     ------------     ------------     ------------                    ------------

Balance, December
    31, 1984                          19,496,074          194,961        6,312,850       (2,085,798)                      4,422,013

Issuance of com-
    mon stock:
    Cash                                 421,308            4,213          295,866                                          300,079
    Noncash                               10,000              100            7,400                                            7,500
    Exercise of
        stock op-
        tions by:
        Related par-
           ties                          200,000            2,000          148,000                                          150,000
        Others                             1,000               10              740                                              750

Commission on sale
    of common stock                                                         (3,462)                                          (3,462)

Net loss                                                                                   (133,929)                       (133,929)
                                    ------------     ------------     ------------     ------------                    ------------

Balance, December
    31, 1985                          20,128,382          201,284        6,761,394       (2,219,727)                      4,742,951

Issuance of common
    stock:
    Cash                                 569,000            5,690          294,810                                          300,500
    Noncash - re-
        lated parties                    160,000            1,600           78,400                                           80,000
    Noncash - others                     135,000            1,350           52,650                                           54,000

Net loss                                                                                   (227,788)                       (227,788)
                                    ------------     ------------     ------------     ------------                    ------------

Balance, December
    31, 1986                          20,992,382          209,924        7,187,254       (2,447,515)                      4,949,663

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996


                                                                                         Deficit
                                                                                        Accumulated
                                                                        Additional        in the
                                                        Common           Paid-in        Development    Treasury
                                       Shares            Stock           Capital           Stage         Stock             Total
                                     -----------      -----------      -----------      -----------    ---------        -----------
Issuance of common
    stock:
    Cash                               2,604,368     $     26,044     $  1,261,257                                     $  1,287,301
    Noncash - re-
        lated parties                    202,000            2,020           68,880                                           70,900
    Noncash - other                       37,500              375           36,875                                           37,250

Commission on sale
    of common stock                                                       (110,243)                                        (110,243)

Net loss                                                                               $   (730,116)                       (730,116)
                                    ------------     ------------     ------------     ------------                    ------------

Balance, December
    31, 1987                          23,836,250          238,363        8,444,023       (3,177,631)                      5,504,755

Issuance of common
    stock - noncash
    - related par-
    ties                                 200,000            2,000           48,000                                           50,000

Net loss                                                                                   (386,704)                       (386,704)

Purchase of
    50,000 shares of
    treasury stock -
    at cost                                                                                             $    (12,500)       (12,500)
                                    ------------     ------------     ------------     ------------     ------------   ------------

Balance, December
    31, 1988                          24,036,250          240,363        8,492,023       (3,564,335)         (12,500)     5,155,551

Issuance of common
    stock:
    Cash                                 678,000            6,780          103,720                                          110,500
    Noncash - others                     283,666            2,836           31,030                                           33,866
    Noncash - re-
        lated parties                    210,000            2,100           29,400                                           31,500
    Private place-
        ment:
        Cash                           2,275,000           22,750                                                            22,750
        Debt issuance
           expense                                                         455,000                                          455,000
    Conversion of
        debentures                     1,050,000           10,500           94,500                                          105,000
    Exercise of
        stock options                    300,000            3,000           42,000                                           45,000

Commission on sale
    of common stock                                                         (1,500)                                          (1,500)

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996


                                                                                         Deficit
                                                                                        Accumulated
                                                                        Additional        in the
                                                        Common           Paid-in        Development      Treasury
                                       Shares            Stock           Capital           Stage           Stock          Total
                                    ------------     ------------     ------------     ------------     ------------   ------------
Compensation re-
    sulting from
    stock options
    granted                                                           $     39,000                                     $     39,000

Net loss                                                                               $ (1,279,804)                     (1,279,804)
                                    ------------     ------------     ------------     ------------     ------------   ------------

Balance, December
    31, 1989                          28,832,916          288,329        9,285,173       (4,844,139)    $    (12,500)     4,716,863

Sale of Under-
    writer's stock
    warrants                                                                   100                                              100

Issuance of common
    stock:
    Cash                                 335,000            3,350           41,875                                           45,225
    Noncash - others                      39,855              399            5,579                                            5,978
    Conversion of
        debentures                       160,000            1,600           30,400                                           32,000

Net loss                                                                                 (1,171,962)                     (1,171,962)
                                    ------------     ------------     ------------     ------------     ------------   ------------

Balance, December
    31, 1990                          29,367,771          293,678        9,363,127       (6,016,101)         (12,500)     3,628,204

Issuance of common
    stock:
    Cash - others                      1,799,576           17,996           78,935                                           96,931
    Cash - related
        parties                        1,800,000           18,000           72,000                                           90,000
    Noncash -
        others                         1,183,724           11,837           47,350                                           59,187
    Conversion of
        debentures                     3,731,000           37,310          588,690                                          626,000
    Exercise of
        stock options                    250,000            2,500           10,000                                           12,500
    Conversion of
        notes payable                    250,000            2,500           12,500                                           15,000

Net loss                                                                                   (764,926)                       (764,926)
                                    ------------     ------------     ------------     ------------     ------------   ------------

Balance, December
    31, 1991                          38,382,071          383,821       10,172,602       (6,781,027)         (12,500)     3,762,896

Issuance of common
    stock:
    Cash - others                      2,021,923           20,219          149,389                                          169,608
    Cash - related
        parties                          630,000            6,300           42,700                                           49,000
    Noncash -
        others                         1,729,609           17,296          348,762                                          366,058
    Noncash - re-
        lated parties                     12,120              121              485                                              606

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996



                                                                                        Deficit
                                                                                      Accumulated
                                                                      Additional        in the
                                                        Common         Paid-in        Development        Treasury
                                      Shares            Stock          Capital           Stage             Stock           Total
                                   ------------     ------------     ------------     ------------     ------------    ------------
    Noncash - exer-
        cise of op-
        tions by re-
        lated parties                 2,050,000     $     20,500     $     82,000                                      $    102,500
    Conversion of
        debentures                      540,000            5,400          156,600                                           162,000
    Commission on
        sale of com-
        mon stock -
        related par-
        ties                                                               (7,123)                                           (7,123)

Net loss                                                                              $ (1,343,959)                      (1,343,959)
                                   ------------     ------------     ------------     ------------     ------------    ------------

Balance, December
    31, 1992                         45,365,723          453,657       10,945,415       (8,124,986)    $    (12,500)      3,261,586

Issuance of common
    stock:
    Cash - others                       873,400            8,734          125,230                                           133,964
    Cash - related
        parties                         777,000            7,770           69,930                                            77,700
    Noncash - others                    150,000            1,500           13,500                                            15,000
    Noncash - set-
        tlement of
        litigation                    1,000,000           10,000           90,000                                           100,000
    Noncash - exer-
        cise of op-
        tions by re-
        lated parties                   200,000            2,000            8,000                                            10,000
    Conversion of
        debentures                      140,000            1,400           33,600                                            35,000
    Conversion of
        loan                            100,000            1,000            9,000                                            10,000

Net loss                                                                                  (797,619)                        (797,619)
                                   ------------     ------------     ------------     ------------     ------------    ------------

Balance, December
    31, 1993                         48,606,123          486,061       11,294,675       (8,922,605)         (12,500)      2,845,631

Retirement of
    treasury stock                      (50,000)            (500)         (12,000)                           12,500

Net loss                                                                                  (381,596)                        (381,596)
                                   ------------     ------------     ------------     ------------     ------------    ------------

Balance, December
    31, 1994                         48,556,123          485,561       11,282,675       (9,304,201)            --         2,464,035

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996



                                                                                                Deficit
                                                                                              Accumulated
                                                                               Additional        in the
                                                               Common           Paid-in        Development   Treasury
                                               Shares          Stock            Capital           Stage        Stock       Total
                                            -----------      -----------      -----------      -----------   ---------  -----------
Issuance of common
    stock:
    Settlement of
        claims by
        joint venture
        partner                                6,000,000    $     60,000    $    876,000                               $    936,000
    Repayments of
        loan from
        joint venture
        partner                                3,200,000          32,000         467,200                                    499,200
    Repayments of
        long-term
        loans from
        related par-
        ties and
        accrued in-
        terest                                 8,679,797          86,798         590,227                                    677,025
    Exchange of
        shares for
        profit parti-
        cipation in-
        terests                                2,700,000          27,000         (27,000)
Net loss                                                                                    $ (1,641,944)                (1,641,944)
                                            ------------    ------------    ------------    ------------               ------------

Balance, Decem-
    ber 31, 1995                              69,135,920         691,359      13,189,102     (10,946,145)                 2,934,316

Issuance of common stock for:
    Cash                                       1,753,411          17,534         280,066                                    297,600
    Services and
      interest                                 3,716,000          37,160         525,277                                    562,437
Conversion of con-
    vertible notes                             4,294,770          42,948         515,372                                    558,320
Repayments of loan
    from joint ven-
    ture partner                               2,316,000          23,160         338,715                                    361,875
Repayments of long-
    term loans from
    related party                              9,366,919          93,669       1,369,912                                  1,463,581
Net loss                                                                                      (1,314,104)                (1,314,104)
                                            ------------    ------------    ------------    ------------    ---------  ------------

Balance, Decem-
    ber 31, 1996                              90,583,020    $    905,830    $ 16,218,444    $(12,260,249)   $    --    $  4,864,025
                                            ============    ============    ============    ============    =========  ============


See Notes to Financial Statements.

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996


                                                                                                                         Cumulative
                                                                                                                           from
                                                                            1996                   1995                  Inception
                                                                       ------------            ------------            ------------
Operating activities:
    Net loss                                                           $ (1,314,104)           $ (1,641,944)           $(12,260,249)
    Adjustments to reconcile net
        loss to net cash used in
        operating activities:
        Depreciation and depletion                                          121,986                 122,143               2,032,529
        Amortization of debt
           issuance expense                                                                                                 683,047
        Value of common stock
           issued for:
           Services and interest                                            702,017                 249,600               1,921,894
           Settlement of litigation                                                                                         100,000
           Settlement of claims by
               joint venture partner                                                                936,000                 936,000
        Compensation resulting from
           stock options granted                                                                                            311,900
        Value of stock options
           granted for services                                                                                             112,500
        Equity in net loss of joint
           venture                                                           12,950                  15,540                 133,220
        Other                                                                                                                (7,123)
        Changes in operating assets
           and liabilities:
           Prepaid expenses                                                (107,979)                                       (107,979)
           Other current assets                                                                          71
           Interest accrued on mining
            reclamation bonds                                                (1,875)                                         (1,875)
           Accounts payable and
               accrued expenses                                             274,607                 138,305                 736,356
                                                                       ------------            ------------            ------------
                  Net cash used in op-
                    erating activities                                     (312,398)               (180,285)             (5,409,780)
                                                                       ------------            ------------            ------------

Investing activities:
    Purchases and additions to
        mining, milling and other
        property and equipment                                              (85,000)                                     (5,120,354)
    Purchases of mining recla-
        mation bonds, net                                                   (80,000)                                       (125,000)
    Deferred mine development
        costs and other expenses                                                                   (234,435)               (255,319)
                                                                       ------------            ------------            ------------
                  Net cash used in in-
                    vesting activities                                     (165,000)               (234,435)             (5,500,673)
                                                                       ------------            ------------            ------------

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO DECEMBER 31, 1996


                                                                                                                         Cumulative
                                                                                                                           from
                                                                               1996                   1995               Inception
                                                                           -----------            -----------           -----------
Financing activities:
    Issuances of common stock                                              $   297,600                                  $ 8,758,257
    Issuance of Underwriter's stock
        warrants                                                                                                                100
    Commissions on sales of common
        stock                                                                                                              (381,860)
    Purchases of treasury stock                                                                                             (12,500)
    Payments of deferred under-
        writing costs                                                                                                       (63,814)
    Proceeds from exercise of
        stock options                                                                                                       306,300
    Issuance of convertible de-
        bentures and notes                                                     200,000            $   200,000             1,505,000
    Proceeds of advances from joint
        venture partner                                                                               331,980               526,288
    Advances to joint venture
        partner                                                               (218,251)                                    (218,251)
    Payments of debt issuance
        expenses                                                                                                           (164,233)
    Proceeds of other notes and
        loans payable                                                           80,000                                      768,000
    Repayments of other notes and
        loans payable                                                                                                      (120,000)
    Proceeds of loans from affiliate                                                                                         55,954
    Repayments of loans from affili-
        ate                                                                                                                 (48,661)
                                                                           -----------            -----------           -----------
           Net cash provided by financ-
               ing activities                                                  359,349                531,980            10,910,580
                                                                           -----------            -----------           -----------

Increase (decrease) in cash                                                   (118,049)               117,260                   127

Cash, beginning of period                                                      118,176                    916                  --
                                                                           -----------            -----------           -----------

Cash, end of period                                                        $       127            $   118,176           $       127
                                                                           ===========            ===========           ===========

Supplemental disclosure of cash flow data:
    Interest paid                                                          $      --              $     4,441           $   298,868
                                                                           ===========            ===========           ===========


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

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 -  Organization  and  basis of  presentation  (continued):

     Basis of presentation:

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as explained above, the Company is a development stage enterprise whose operations have generated recurring losses and cash flow deficiencies from its inception. As of December 31, 1996, the Company had a cash balance of $127, an accumulated deficit of approximately $12,260,000, current liabilities of $1,379,000 and a working capital deficiency of
          $1,004,000, and, as explained in Notes 6 and 7, the Company was in default with respect to the payment of the principal balance and the accrued interest on its outstanding secured promissory note and 12.25% convertible debentures. Certain accounts payable were also past due. In addition to the payment of its current liabilities, management estimates that the Company will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $25,000 per month during 1997. Although the Company is entitled to distributions of 17.5% of any net profits generated from the operations of the Franklin Mines by the Zeus Joint Venture, any net profits generated by the Gold Hill Mill and the first $500,000 of any profits generated through the operations of the Mogul Mines by Newmineco plus 20% of any profits thereafter, all such operations are in the development stage and have been generating losses and negative cash flows and management cannot assure that those operations will generate any positive cash flows during 1997. Such matters raise substantial doubt about the Company's ability to continue as a going concern.

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

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 -  Organization  and  basis of  presentation  (continued):

     Basis of presentation (concluded):

          Management believes, but cannot assure, that such financing and the financing needed to commence operations at the Franklin Mine and the Mogul Mines will be provided by Gems during 1997, and that the Company will remain dependent on its Joint Venture partner as its primary source of financing for its operations until such time, if any, as the Company begins to receive cash flows from its investments. During the first four months of 1997, Gems repaid advances from the Company and made advances to the Company totaling approximately $300,000. The management of the Company believes that Gems will continue to fulfill its commitment and make such advances until such time, if any, as the Company begins to receive cash flows from its investments.

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

     Restatement:

          At the time the Company initially issued its financial statements for the years ended December 31, 1996 and 1995, management believed that the market values of certain shares of common stock issued to pay for services and settle outstanding claims by and repay obligations to its joint venture partner were substantially in excess of the fair values at the respective dates of issuance because the shares issued were restricted and the trading volume for the Company's shares was limited. However, the Company did not have the resources to engage an investment banker to appraise the per share value at the date of each issuance; instead, management estimated the fair value by discounting the quoted market value by 50%. After discussions with the staff of the Securities and Exchange Commission (the "SEC") as to the basis of the valuation of certain shares issued, management has determined that it would still not be cost effective to obtain appraisals of the fair value of the shares and that, instead, the quoted market price at the

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS



Note 1 -  Organization  and  basis of  presentation  (continued):

     Restatement (continued):

          time of issuance would be the most reliable measure of fair value for these transactions. As a result, the accompanying financial statements reflect increases in, among other accounts, the Company's net loss (and the related net loss per share), additional paid-in capital and accumulated deficit from the corresponding amounts in the financial statements the Company initially issued and filed with the SEC for 1996 and 1995.

          The following table summarizes the increase in the Company's net loss and net loss per share for the years ended December 31, 1996 and 1995 arising from the changes in the prices used to value the issuance of common shares:

                                            Number      Estimate    Market
                                              of         Value       Value
                                            Shares     Per Share   Per Share       Increase
                                            ------     ---------   ---------       --------
          1996:
             General and ad-
               ministrative
               expenses:
               Consulting fees            1,000,000     $  .05        $.25         $200,000
               Professional fees             56,000       .125         .25            7,000
                                                                                   --------
                    Total (Note 10)                                                 207,000
            Interest expense -
               shares issued
               upon conversion
               of debt at con-
               version price
               based on 75% of
               market value
               (Note 7)                   4,294,770      .0975         .13          139,580
                                                                                  ---------

            Net loss                                                               $346,580
                                                                                  ---------
            Net loss per com-
               mon share                                                               $.01
                                                                                  =========

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 -  Organization  and  basis of  presentation  (concluded):

     Restatement (concluded):

                                           Number      Estimate    Market
                                             of         Value       Value
                                           Shares     Per Share   Per Share       Increase
                                           ------     ---------   ---------       --------
          1995:
             Interest expense -
               excess of market
               value over prin-
               cipal of shares
               issued upon con-
               version of loans
               from joint ven-
               ture partner              3,200,000     .078125      .15625        $249,600
             Loss on settlement
               of claims by
               joint venture
               partner                   6,000,000     .078125      .15625         468,000
                                                                                  --------

             Net loss (Note 5)                                                    $717,600
                                                                                  ========

             Net loss per com-
                 mon share                                                            $.01
                                                                                  ========

          These adjustments also increased the Company's additional paid-in capital and accumulated deficit by $1,064,180 at December 31, 1996 and $717,600 at December 31, 1995.


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

     Mining, milling and other property and equipment (concluded):

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

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Status of the Zeus Joint Venture Agreement  (continued):

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

          Based on the quoted market value of $.15625 per share at the time of issuance, the 3,200,000 shares issued to Gems in connection with the conversion of the outstanding advances and the 6,000,000 shares issued to Gems in connection with the settlement of claims had an aggregate fair value of $499,200 and $936,000, respectively. Accordingly, the accompanying financial statements, as restated (see Note 1), reflect charges to (i) interest expense of $249,000, which represents the excess of market value of the shares over the principal amount converted, and (ii) loss on settlement of claims by joint venture partner of $936,000.

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
                                                     =======

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Other notes payable (concluded):

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

          (c) In December 1995, the Company commenced an offering exempt from registration pursuant to Rule 505 of Regulation D of the 15% secured convertible promissory notes in the aggregate principal amount of $1,500,000. The Company terminated the offering on February 5, 1996 after selling convertible notes in the aggregate principal amount of $400,000, of which $200,000 was outstanding at December 31, 1995 as shown above. Each convertible note was scheduled to mature 18 months from the date of its issuance. The notes were convertible into shares of the Company's common stock after April 1, 1996 at a conversion price based on 75% of the average market price of the Company's common stock (as defined) for a specified period prior to conversion. During the second quarter of 1996, the Company issued 4,294,770 shares of common stock upon the conversion of all of the notes based on the total balance of the principal and accrued interest outstanding of $418,740 and the conversion price of $.0975 per share. The accompanying financial statements, as restated (see Note 1), reflect a charge to interest expense of $139,580, which represents the excess of the market value of the shares over the principal and accrued interest converted.

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

     Lease commitments (continued):

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

          To further secure the ability of the Joint Venture partners to exploit the Clear Creek County mining properties, Gems entered into an agreement on December 21, 1995 (which was amended and restated in September 1996) to purchase all of the right title and interest of Audry Hayden in and to all mining claims and properties located on the property which is subject to the Hayden/Kennec Lease as well as Hayden's interest under the Hayden Lease with the Company (the "Hayden Interests") for a purchase price of $75,000. In addition, Gems agreed to pay Hayden $5,000 representing payment in full of back payments due and owing to Hayden by the Company on the Hayden Lease and further agreed to pay to Hayden $1,000 per month for a period of 12 months

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note 8 - Commitments and contingencies (continued):

     Lease commitments (concluded):

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

          In February 1996, the DMG permitted the Company to commence crushing activity at the Franklin Mine pursuant to another prospecting permit. In March 1996, the Company was notified that it would be required to increase its land reclamation bond by an amount that would be determined subsequently. In an effort to comply, the Company increased its reclamation bond from $45,000 to $93,000. On or about March 28, 1996, the Company received a temporary cease and desist order prohibiting it from conducting mining and milling

                     FRANKLIN CONSOLIDATED MINING CO., INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


Note 8 - Commitments and contingencies (continued):

     Environmental matters (concluded):

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

     Litigation (concluded):

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


Note 9 - Income taxes (concluded):

          The expected Federal income tax benefit, computed based on the Company's pre-tax losses in 1996 and 1995 and the statutory Federal income tax rate, is reconciled to the actual tax benefit reflected in the accompanying financial statements as follows:

                                                      1996             1995
                                                    --------         --------
          Expected tax benefit at statutory
              rates                                 $447,000         $558,000

          Decrease resulting from valuation
              allowance for benefits from net
              operating loss carryforwards          (447,000)        (558,000)
                                                    --------         --------

                 Totals                             $   -            $   -
                                                    ========         ========


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

     Issuances of common stock (concluded):

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

          During the second quarter of 1996, the Company issued 4,294,770 shares of common stock upon the conversion of all of the 15% secured convertible promissory notes then outstanding based on the total balance of the principal and accrued interest outstanding of $418,740 and the conversion price of $.0975 per share (see Notes 1 and 7).

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

          During 1996, the Company issued 2,316,000 shares of common stock to Gems, with an estimated fair value of $361,875, to reduce the balance of advances payable. The accompanying financial statements, as restated (see Note 1), reflect charges to general and administrative expenses of $562,437, which represents the market value of the 3,716,000 shares of common stock issued in exchange for financial consulting and other services.

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


                                      * * *

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The Company is engaged in the business of investing and participating in the development of commercial mining and milling operations primarily at leased properties in or near Idaho Springs, Colorado. The Company holds a 17.5% interest in the Zeus Joint Venture, which has been developing the Franklin Mines and the Franklin Mill. The Company acquired a 20% interest in Newmineco, LLC from its Joint Venture partner in September 1996, which is a newly formed entity that has commenced the development of the Mogul Mines. In addition, the Company purchased the Gold Hill Mill in July 1996, which is an inactive, permitted milling facility that the Company will attempt to develop and operate in the future.

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


WCM CAPITAL, INC.                                                              2
(Formally Franklin Consolidated Mining Co. Inc.)
Amended 10K 1996
share to raise funds for operations. The Company terminated this offering on February 5, 1996 after selling 15% Notes in the aggregate principal amount of $400,000. During the second quarter of 1996, the Company issued 4,294,770 of Common Stock upon the conversion of all of the 15% Notes based on the total balance of the principal and accrued interest outstanding of $418,740 and the conversion price of $.0975 per share.

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

     In July 1996, the Company commenced an offering of its Common Stock to accredited investors only pursuant to Rule 505 of Regulation D to raise additional funds for operating purposes. The offering was on a best effort basis. Due to market conditions at the time of the offering, the Selling Agent was only able to sell 800,000 shares of Common Stock and raised $95,000 before the offering was terminated on September 15, 1996.

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

WCM CAPITAL, INC.                                                              3
(Formally Franklin Consolidated Mining Co. Inc.)
Amended 10K 1996

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

WCM CAPITAL, INC.                                                              4
(Formally Franklin Consolidated Mining Co. Inc.)
Amended 10K 1996

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

     In addition to funds committed by Gems, management is considering raising capital by mortgaging the Gold Hill Mill property. The management of the Company believes that, based on the fair value of the Gold Hill Mill property, it can raise a minimum of $1,000,000 using conventional mortgage financing, with guarantees from Gems and its principals. Such funds would be used to supply the working capital initially needed to commence operations at the Gold Hill Mill and as an alternative means of financing operations at the Franklin Mines, Franklin Mill, and the Mogul Mine.

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


WCM CAPITAL, INC.                                                              5
(Formally Franklin Consolidated Mining Co. Inc.)
Amended 10K 1996

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

March 29, 1999                              By: /s/ Robert Waligunda
                                               ----------------------------
                                                    President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Robert Waligunda           Director/Secretary           March 29, 1999
--------------------------
     Robert Waligunda


/s/  Richard Brannon            Vice President-West Coast    March 29, 1999
--------------------------      Operations
     Richard Brannon


/s/  George Otten               Vice President               March 29, 1999
--------------------------
     George Otten


/s/  William C. Martucci        Director                     March 29, 1999
--------------------------
     William C. Martucci


/s/  Ronald Ginsberg            Director                     March 29, 1999
--------------------------
     Ronald Ginsberg


/s/  Robert W. Singer           Director                     March 29, 1999
--------------------------
     Robert W. Singer

WCM CAPITAL, INC.                                                              6
(Formally Franklin Consolidated Mining Co. Inc.)
Amended 10K 1996