Form 10KSB
period 1998-12-31
WCM CAPITAL INC
filed 1999-04-15
CIK 215913

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended 12/31/98                  Commission File No.  0-9416

                                WCM CAPITAL, INC.
                (Formerly FRANKLIN CONSOLIDATED MINING CO., INC.)
                 (Name of small business issuer in its charter)

           Delaware                                         13-2878202
(State or other jurisdiction of                          (I.R.S. Employer
 Incorporation or organization)                         Identification No.)

                   76 Beaver Street, New York, New York 10005
                    (Address of principal executive offices)

Issuers telephone number:                                           212-344-2828
Securities Registered under Section 12(b) of the Exchange Act:      None
Securities Registered under Section 12(g) of the Exchange Act:      Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.        $8,317.00

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days $3,939,268

State the number of shares outstanding of each of issuers' class of common equity, as of the latest practical date.

                         3,955,169 as of March 31, 1999

              DOCUMENTS INCORPORATED BY REFERENCE IN PART III - SIX

     Transitional Small Business Disclosure Format (check one) Yes[_]  No[X]

PART I                       TABLE OF CONTENTS                           PAGE


Item 1         Description of Business                                    03

Item 2         Properties                                                 09

Item 3         Legal Proceedings                                          16

Item 4         Submission of Matters to a Vote of Security Holders        20

PART II

Item 5         Market for Registrant's Common Equity and Related
               Stockholder Matters                                        21

Item 6         Management's Discussion and Analysis or Plan
               of Operation                                               25

Item 7         Financial Statements                                       F1-F27

Item 8         Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                     29


PART  III

Item 9         Directors, Executive Officers, Promoters, and Control
               Person; Compliance with Section 16(a) of the
               Exchange Act                                                29

Item 10        Executive Compensation                                      31

Item 11        Security Ownership of Certain Beneficial Owners
               and Management                                              31

Item 12        Certain Relationships and Related Transactions              32

PART IV

Item 13        Exhibits, Reports on Form 8-K                               32

               Signatures                                                  37

                                     PART I

Item 1. Description of Business

General

The Company, originally incorporated on December 1, 1976 under the laws of the State of Delaware, is engaged in the exploration, development and mining of precious and nonferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and nonferrous metal properties. The Company's principal mining properties are (i) the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine and extract all minerals located in approximately 51 owned and/or patented mining claims (the "Franklin Mines") and, (ii) the Franklin mill, a crushing and flotation mill which is located on the site of the Franklin Mines (the "Franklin Mill"). For information regarding the Gold Hill Mill and the Mogul Mine, see Item 1. Operations at the Company's Mining Properties. (2) Newmineco and the Mogul Mine and (3) The Gold Hill Mill (until its sale in June 1998). While none of its properties were operational in fiscal year 1998, the Company continued its rehabilitation of the Franklin Mines and Franklin Mill in anticipation of the commencement of operations.

History and Development of the Company

The claims that comprise the Franklin Mines are located on a site upon which placer gold was discovered above the ground at Idaho Springs, Colorado in 1859. The Franklin Mines vein system was discovered in 1865. Thereafter, mining commenced on the site in 1865 and continued on an almost uninterrupted basis through 1915 until the outbreak of World War I caused curtailment of mining operations in the area. The principal minerals extracted during this period were gold, silver, lead, copper, and zinc. The Franklin Mines have not operated on a continuous or consistent commercial basis since 1915.

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

Joint Ventures and Strategic Partners

In February, 1993, the Company and Island Investment Corp., a Nevada corporation ("Island"), formed Zeus No. 1 Investments, a California general partnership (hereinafter referred to as "Zeus", the "Joint Venture" or the "Zeus Joint Venture") to develop the Franklin Mines and related assets of the Company. Island later assigned its interest in the Zeus Joint Venture to Gems and Minerals Corp., a wholly owned subsidiary of Island ("Gems"). On July 15, 1996, Gems transferred 31.5% of its 82.5% interest in the Zeus Joint Venture to Nuco Ventures, Inc., a Delaware company and wholly owned subsidiary of Gems ("Nuco").

The Joint Venture was formed to provide the Company with the financial and technical support necessary to develop the Franklin Mining properties. While the Zeus Joint Venture was granted the exclusive right to use the Franklin Mining properties, at no time did the Company transfer its leasehold interests or ownership interest in its mining permits to the Joint Venture or to Gems. The Company did, however, relinquish its interest in 82.5% of the profits from operations at the Franklin Mine and Franklin Mill as Gems was to contribute necessary capital and other technical support to bring the Franklin Mines into operation. Each of Gems and the Company were free to pursue other business interests outside the Joint Venture exclusive of the other.

Since the inception of the Joint Venture, Gems maintained responsibility for supplying technology, engineers and personnel, as well as additional equipment and financing to bring the Franklin Mines and Franklin Mill into operation. The Company retained responsibility for keeping its permits in full force and effect. However, since the Company had limited financial resources, it was dependent on Gems for its primary funding.

In early 1997, an officer of the Company introduced Gems to William C. Martucci ("Martucci"). Martucci began negotiations with Gems to enter into a possible business combination between Martucci's businesses, on the one hand, and businesses owned and/or operated by or affiliated with Gems (the "Gems Businesses"), on the other hand. The Gems Businesses included the 82.5% interest in the Zeus Joint Venture.

By mid to late 1997, it became apparent to the Company that Gems did not possess the technical and financial resources required to bring the Franklin Mines into operation as contemplated by the Joint Venture. Also, during this period, the Company had established a relationship with Martucci independent of Gems. On September 25, 1997, the Company entered into a letter of intent, (the "Martucci Letter of Intent"), with Martucci to acquire (the "Transaction") all of the outstanding shares of POS Financial Corp., a New Jersey corporation ("POS") and certain other entities owned by him including U.S. Mining, Inc., a New Jersey corporation ("USM"), in exchange for newly issued shares of Common Stock of the Company. USM is in the business of investing in mining properties and POS owns and operates free standing ATM Kiosks.

Pursuant to the Martucci Letter of Intent, Martucci would receive approximately 85% of the outstanding shares of the Company, upon the closing of the completion of customary due diligence, the execution of definitive agreements and the approval of Franklin stockholders. Additionally, Mr. Martucci agreed to cover expenses incurred with respect to the Transaction in the form of loans to the Company. Management believed that the financial support to be supplied by Mr. Martucci pursuant to the Martucci Letter of Intent would be sufficient to fund the Company prior to the consummation of the Transaction.

On November 25, 1997 in a step transaction, USM acquired an aggregate of 82.5% interest in the Zeus Joint Venture from Gems and Nuco in exchange for the assumption of approximately $100,000 in liabilities of Gems (the "Gems Liabilities"). USM thereafter simultaneously assigned the acquired interest to the Company in exchange for the assumption of the Gem's liabilities. Upon the acquisition of the 82.5% interest of the Zeus Joint Venture by the Company, the Zeus Joint Venture relationship with Gems was terminated and the Joint Venture was effectively dissolved. The result of the termination of the Zeus Joint Venture is that the Company has reacquired the right to received 100% of the profits generated from the Franklin Mines and Franklin Mill once these properties come into operation which will further enhance the Company's future profitability.

On April 6, 1998, Martucci terminated the Martucci Letter of Intent. During 1997, USM and/or affiliates advanced to Franklin approximately $955,756 of funds including approximately $410,000 advanced to the Company by POS through advances made to Gems for the Company (the "POS Advances"). On March 9, 1998, the Company executed a Loan Agreement and Promissory Note (the "USM Note") evidencing the terms upon which the Company would repay the USM Advances and upon which USM would advance additional funds to the Company on an "as needed" basis. The USM Note; in the principal amount of $955,756, bore interest at a rate of 8% per annum and was due and payable on May 4, 1998, but could be extended on a month to month basis. The USM Note is secured by a first priority lien on substantially all of the assets of the Company. POS thereafter assigned the POS Note to USM on March 9th, 1998. As of December 31, 1998, the Company owed USM $1,283,536 of which $1,191,586 is attributable to principal and $91,950 to accrue and unpaid interest on the USM Note. The Company has not, as of March 31, 1999, made any payments on principal and/or interest accrued on the USM Note.

On or about August 3, 1998, the Company entered into agreements with each of USM (the "USM Agreement") and Martucci (the "POS Agreement"). Pursuant to the USM Agreement, USM agreed to forgive the indebtedness of the Company evidenced by the USM Note; release the security interests in the collateral of the Company securing the USM Note and assign its rights to the Hayden-USM Purchase Agreement in exchange for 42.5% of the issued and outstanding shares of the Company.

Under the terms of the USM Agreement, Martucci agreed to sell to the Company 100% of the outstanding shares of USM in exchange for 42.5% of the issued and outstanding shares of the Company. The Company intended to seek stockholders' approval of these transactions at its Annual Meeting of Stockholders held in October 1998.

In August 1998, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (the "Commission") for its annual meeting of stockholders, which included proposals to approve each of the USM Agreement and the POS Agreement. Shortly after the filing of the preliminary proxy materials, the Commission informed the Company that the staff of the Commission (the "Staff") would be conducting a review of the proxy materials and the proposals. The Company informed USM of the Staff's inquiry and was thereafter notified that USM wished to terminate the agreements under the premise that the Company could not secure stockholder approval of the transactions in a timely manner. See Item
4. Submission of Matters to a Vote of Security Holders for further information about the Annual Meeting of Shareholders of the Company held October 12, 1998.

On September 21, 1998, the Company received a letter from USM concerning the monies loaned to the Company by USM, which included the monies owed to USM by the Company pursuant to the terms of the POS Note and an additional $144,280 loaned to the Company subsequent to the date of the POS Note. At a meeting of the Board of Directors of the Company on October 8, 1998, a negotiated settlement agreement was approved by the Board, whereby USM agreed to convert the Company's indebtedness to USM into shares of common stock of the Company at a conversion price equal to 50% of the closing bid price as of the close of business October 7, 1998. The price of the Company's common stock at the close of business on October 7, 1998 was $.66 per share. Therefore, the conversion rate under the settlement agreement would be one share of common stock of the Company for each $.33 of indebtedness of the Company to USM.

It was further agreed that the settlement plan would be implemented in a two step transaction. Approximately $306,160 of loans would be paid by converting that portion into 927,757 shares of common stock of the Company resulting in USM holding approximately 19% of the total issued and outstanding shares of common stock of the Company. The conversion of the remaining indebtedness would be predicated upon either (i) stockholder approval of the issuance of more than 20% of the Company's common stock in the aggregate to USM at a discount to market price as required by the rules of corporate governance promulgated by the NASDAQ Small Cap Market ("NASDAQ"), or (ii) the issuance of a waiver by the NASDAQ excepting the Company for compliance with this rule. USM also agreed that it would continue to provide the Company with financing going forward as further inducement to consummate the settlement agreement set forth above.

Due to the fact that the Company had already expended significant monies to conduct a proxy solicitation for its annual meeting scheduled on October 12, 1998, the Company made application to NASDAQ for a waiver of the meeting requirement described above.

On October 19, 1998, the Company made a formal application to NASDAQ in accordance with Rule 4310(C)(25)(H)(ii) of the NASDAQ Stock Market for a waiver of the requirement that the Company call a meeting of its stockholders to approve the issuance of over 20% in the aggregate of its stock to USM at a price below market price. The rule allows for a waiver of this requirement when, among other things, a delay in securing stockholder approval would seriously jeopardize the financial viability of the Company. On or about October 24, 1998, the NASDAQ Stock Market contacted the Company and indicated that it was inclined to deny the Company's application unless additional information was submitted for review. The Company thereafter withdrew its application and re-opened negotiations with USM. Although the Board of Directors of the Company has approved the issuance of 927,757 shares of common stock of the Company, such shares have not been issued. The Company however, continues to be in default of the USM Note and has not, as of the date hereof, repaid any of the amounts owed to USM. The Company and USM are continuing negotiations with respect to the outstanding monies owed to USM and USM is still funding the Company.

Notwithstanding, the termination of the Martucci Letter of Intent, the Company and Martucci have continued negotiations regarding a possible business combination between the Company and the Martucci Companies on an informal basis. However, there can be no assurance that any definitive agreement will be reached between the parties regarding future acquisitions. Moreover, since USM and affiliates have been the primary source of funding to the Company as of late, there can be no assurance that the Company will have adequate funds available to repay the USM Note. In the event that the Company should default on its obligations to repay the USM advances, USM may foreclose on the assets securing the USM Note. Such foreclosure actions by USM would have a material adverse effect on the future operations of the Company and on the Company's ability to explore the Franklin Mines.

Operations at the Company's Mining Properties

(1)  Compliance with DMG regulations at the Franklin Mines and Franklin Mill.

During fiscal year 1997, the majority of the remedial work and the technical revisions to the Franklin Permit consisted of work relating to correcting violations cited against the Company in 1996. Specifically, the Company (a) instituted a plan for quarterly groundwater monitoring which included surface water and groundwater sampling plans, (b) took steps to correct the run-off problem associated with the Tailings Pond disposal area (the "Disposal Area"),
(c) reclaimed the Lined Tailings Ponds located adjacent to the Franklin Mill (the "Lined Tailings Pond"), (d) commenced preliminary plans for the installation of a paste backfill system for tailings disposal and (e) made application to the DMG for expansion of the permitted area at the Franklin Mines and Franklin Mill to allow for performance of certain of the remediation work outlined above. Upon completion of paste backfill work, it is anticipated that the Company will possess substantial tailings disposal capacity consistent with its production plans. However, should additional disposal areas be required, the Company may make application to the DMG to reopen the other tailings ponds which it has recently reclaimed. Since the reclamation work relating to the Lined Tailings Ponds has been completed, the Company may also make application to the DMG to reduce the $252,000 reclamation bond currently posted with the DMG.

In addition to the work performed in connection with the Franklin Permits, the Company submitted to the DMG an environmental protection plan (the "Environmental Protection Plan") which complies with the provisions of the Mineral Rules and Regulations of the MLRB of Hard Rock, Metal and Designated Mining Operations. The Environmental Protection Plan includes an emergency response plan for designated chemicals used on site and appropriate measures consistent with the recommendations by the Colorado Division of Wildlife for the Protection of Wildlife to prevent damage to area wildlife from designated chemicals, toxic or acid forming materials and acid mine drainage. The Environmental Protection Plan was accepted by the DMG.

On January 31, 1997, the Company received approval from the DMG of its March 6, 1996 amendment application to the Franklin Permit. The notification of approval, received by the Company on February 28, 1997, increased the total permitted area, revised the mining plan to include the processing of ore from the Mogul Mines, alters the milling process, propose tailings paste disposal, and modifies the surface water control plan. All of the terms of the amendment approved by the DMG were incorporated into the Franklin Permit and made a part thereof. However, the DMG set forth certain conditions to its approval which required (i) the submission of a final design for tailings disposal facilities in the form of a technical revision to the DMG for the Surface Water Control Plan not later than April 15, 1997 and (ii) the completion of closure plans for the Lined Tailings Pond by spring runoff and in any event no later than April 15. Finally, the schedule for the completion of the closure plan for Tailings Pond 5 will be determined by the DMG during fiscal year 1997 and will be dependent on the Company's tailings disposal plan which is to be submitted to the DMG in 1997.

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

During fiscal year 1998, the Company continued its remedial rehabilitation work at the Franklin Mines and Mill in anticipation of commencing operations. Specifically, the Company continued with its water monitoring programs and commissioned additional reports and research into claims located on the Franklin Mining properties. The Company has through fiscal year 1998, and will continue, through fiscal year 1999, to take all steps necessary to bring the Franklin Mine and Mill into operations.

(2)  Newmineco and the Mogul Mine.

On September 26, 1996, the Company acquired a 20% interest in Newmineco from Gems for a purchase price of $600,000 evidenced by an interest only note bearing interest at 9.5% per annum (the "Newmineco Note"). Newmineco was formed for the purpose of exploiting certain rights to a mining property known as the Mogul Mine evidenced by a Lease dated March 18, 1996, entered into between Island, as lessee, and the Ruggs (McCollum being the lessor/optionor as to the Muscat Lode claim only) as lessor (the "Rugg/Mogul Lease"). The Rugg/Mogul Lease was contributed to Newmineco prior to the acquisition by the Company of 20% of the LLC.

On February 7, 1997, Gems notified the Company that it had assigned its interest in the Newmineco Note to certain third parties, including John Miner, a consultant to the Zeus Joint Venture. Thereafter, on February 10, 1997, the Company notified Mr. Miner, as special agent to the assignees that it had elected to convert the principal due on the Newmineco Note into Common Stock of the Company in accordance with the terms therein. An aggregate of 307,692 as adjusted shares were issued to the assignees in full satisfaction of the Newmineco Note.

The Company continues to maintain a 20% interest in Newmineco, but has decided to abandon its plans to participate in the exploitation of the Mogul Mine. For more information regarding the disputes related to Newmineco and the Mogul Mine, See Item 3 Litigation-Durango Litigation.

(3)  The Gold Hill Mill

The Gold Hill Mill is located within close proximity to the Franklin Mines and Mill and it was hoped that the acquisition of the facility would afford the Company the opportunity to expand its geographic reach into the Gold Hill Mining region. In July, 1996, the Company acquired the Gold Hill Mill in hopes of increasing its capacity to mill ore mined from the Franklin Mines and possibly other mining properties in the region.

However, in 1997, it became clear that the regulatory climate made it economically unfeasible to bring the Gold Hill Mill into operation. Recent changes in the laws governing milling and mining in Boulder County restrict the use of milling facilities located in Boulder County to processing ore recovered within the county only. Therefore, the laws preclude the Company from using the Gold Hill Mill for processing ore from the Franklin Mines. Management does not believe that any mines located in Boulder County are operating at this time. Therefore, the Company decided to divest itself of this property during fiscal year 1998.

On or about June 5, 1998, the Company sold the Gold Hill Mill to Denver East Machinery Company ("Denver East") for an aggregate purchase price of $1,075,000. Payment of the purchase price was made by transferring certain property and equipment owned by Denver East having a fair market value of $725,000 and the issuance of a demand note in the aggregate principal amount of $350,000 (the "Denver East Note"). The Denver East Note is payable on demand by Com, Inc. and will accrue interest at a rate of 14% per annum. As of the date hereof, the Company has not made demand for payment under the terms of the Denver East Note.

Other Matters

On or about June 12, 1997, the Company filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form SB-2 (the "Registration Statement") on behalf of certain shareholders of the Company for the purpose of registering an aggregate of 638,076 as adjusted shares. The Company was obligated to file the Registration Statement on behalf of these shareholders pursuant to certain contractual agreements granting such persons demand and/or piggyback registration rights.

After receiving comments from the Commission on or about July 18, 1997, the Company received requests from the majority of the Selling Shareholders to withdraw their shares from the Registration Statement because, assuming all other provisions of Rule 144 were complied with, the shares may be sold pursuant to Rule 144.

The Commission consented to the withdrawal of the Company's Registration Statement on May 5, 1998. For further information regarding the Registration Statement, See Items. Legal Proceedings-Securities and Exchange Commission.

The Company has not conducted any significant commercial mining operations and, as a result, had not generated any significant revenues through December 31, 1998 from operations at the Franklin Mine. Therefore, the Company remains in the development stage. The Company, however, is hopeful that economically viable commercial mining operations at the Idaho Springs mining facilities can be conducted in the future. Moreover, the Company continues to work closely with Colorado state mining regulatory agencies in preparation and anticipation of full-scale operations at the Franklin Mines and Franklin Mill.

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

Employees and Technical Consultants

As of December 31, 1998, the Company had no full-time employees. The Company's executive officers serve as needed on a part-time basis for no compensation. With respect to operations at the Franklin Mines and Franklin Mill, technical personnel and other qualified consultants and experts are retained on a contract or consulting basis. Management anticipates that as the Company's business develops, additional technical administrative staff may be hired as well as qualified geological and technical consultants on an as needed basis.

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

Hayden/Kennec Leases

The original Hayden/Kennec Leases provided for payment by the Company of certain liabilities relating to the leased property and a minimum royalty payment of $2,000 per month or 5% of the Company's net smelter royalties realized from production whichever was greater to Mrs. Hayden and Mrs. Kennec. The original Hayden/Kennec Leases expired in November, 1996 at which time the Company had the option to purchase the leasehold rights for a purchase price of $1,250,000 less any royalties previously paid as of the expiration date. As of November 1996, the expiration date, the Company paid approximately $480,000 in royalties.

To further secure the ability of the Company and the Joint Venture to utilize the leasehold covered by the Hayden/Kennec Leases, Gems entered into an agreement with Mrs. Hayden to purchase her interest in the Hayden/Kennec Leases (the "Hayden Interest".) Gems had advised the Company that under Colorado Law, if an owner of 50% of mineral rights desires to exploit those rights, then the remaining 50% owner could not object to the exploitation of the rights, provided the non-participating owner received 50% of the net profits generated from such exploitation. Therefore, by acquiring the Hayden Interest, the Company would be free to exploit the leasehold interests comprising the Franklin mining properties irrespective of whether Mrs. Kennec elected not to renew her portion of the Hayden/Kennec Leases or sell her interest to the Company as per the terms of the Agreement. However, on or about November 11, 1997, Gems defaulted on its obligations under the terms of the purchase agreement and the agreement terminated.

On November 13, 1997, Hayden entered into an agreement to sell the Hayden interests to USM for a purchase price of $75,000 (the "Hayden-USM Purchase Agreement"). The purchase price is evidenced by note, due on February 2, 1998. Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to extend the Hayden/Kennec Leases upon the same terms and conditions currently in effect through March 13th, 1998 (the "Extended Expiration Date"). As of the date hereof, USM has not consummated the transaction contemplated by the Hayden-USM Purchase Agreement; however, it is expected that the transactions will close upon delivery by Hayden of clear title to the interests being conveyed to USM. USM has continued to make royalty payments to Mrs. Hayden as required by the Hayden-USM Purchase Agreement. As of the date hereof, the Company has been advised by USM that the Hayden-USM Purchase Agreement is in full force and effect.

On or about November 19, 1996, the Company entered into an agreement with Mrs. Dorothy Kennec to extend her portion of the Hayden/Kennec Leases through November 12, 1997. This agreement was further extended through March 12, 1998; however, as of the date hereof, Mrs. Kennec has granted no further extensions. There can be no assurance that the Company and Mrs. Kennec will come to any agreement with respect to the use of her leasehold interest or to purchase her interest in the future.

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

Ore Deposition in the Area

Most of the ore deposition in the area where the Franklin Mine is located has been credited to the period of the Laramide Orogeny. Ore extracted from the region included gold, silver, copper, lead, zinc, and uranium. By far the largest single metal values were in gold, with silver being a distant second. Though many of the smaller veins located in the area pinched out at moderate depth, some have shown strong mineralization at greater depths.

The ore deposits are of four types: (I) pyritic gold ores; (ii) galena-sphalerite ores; (iii) composite (pyrite-galena-sphalerite) ores and (iv) telluride ores. Pyritic gold ores are chiefly associated with pyrite, chalcopyrite, and tennentite. The "composite ores" are believed to be the result of two or more periods of mineralization, with pyritic minerals first and galena-sphalerite second; mineral content varies widely with the relative percentage of the different types of ore present. Telluride ores are present mostly in the Northeast corner of the district, but some telluride ores have been noted elsewhere.

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

The Franklin mineral structure is generally a tabular structure in shape and consisting of several parallel to sub-parallel veins, striking in a westerly direction and dipping at 45(degree) - 79(degree) north. Its depth is unknown.

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

As filed with Securities & Exchange Commission; Summary of Reserves Report by Gifford A. Dieterle, Geologist, dated December 7, 1993.

    In place                                                 173,486.60 Tons
    Broken ore (in stopes or on surface)                       4,700.00 Tons
    Ore Mined or Milled since 1987                             8,100.00 Tons
                                                             ---------------
                                                             186,286.60 Tons

    Average Grade of Gold:                               .315 ounces per ton
    Average Grade of Silver:                             .740 ounces per ton


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

Operations.

The successful conclusion of the paste back fill testing program will provide the Company with adequate tailings disposal and will bring the Company close to the commencement of operations. The Company is hopeful that it will commence rehabilitation before the end of the second quarter of 1999 by initially bringing to the surface 8000 tons of ore existing at the 5 level tunnel via the Freighters Friend Shaft. The

Company has been approached by and is pursuing ventures with two local mining operators to mill ore mined from other mining properties located in the region at the Franklin Mill.

The Company retained Walsh Environmental Scientists and Engineers, Inc., of Boulder, Colorado in 1998 to oversee all environmental, compliance and regulatory matters relative to the Franklin Mines and Franklin Mill and has purchased the necessary equipment to conduct paste back fill testing with regard to tailings disposal on the property. In mid 1998, the Company determined that the remaining work to be conducted on the Franklin Mining properties could be handled more economically by retaining a qualified consultant to oversee such activities. Therefore, the Company no longer engaged Walsh for such purposes. The Company's consultant continues to oversee activities at the mining site and to conduct all water monitoring and other procedures required to keep the Company's permits in full force and effect.

Since the acquisition of Gem's 82 1/2% of the Joint Venture in 1997, the Company is now entitled to receive 100% of the profits from mining operations and will assume full responsibility for management of the Franklin Mining Properties. Management believes that an initial capital requirement of approximately $750,000 will be required to bring the mill into operations and possibly reach through to the discovery program of the multiple levels of the Franklin Mine.

USM and its affiliates have verbally pledged to continue to provide financing to the Company on an as needed basis through December 31, 1999: this financing is in addition to the USM Advances made in 1997 and 1998. Other alternatives such as private placements, loans, or public offerings may be considered for future operating capital.

Mill/Metallurgy

The Franklin Mill, was designed to recover and concentrate metallic minerals by two historic methods; selective flotation and gravity by table and jig. Both systems were operated in a continuous circuit. After a series of upgrades in 1982, the Franklin Mill currently has a daily processing capacity (operating for a 24 hour period) of approximately 150 tons of ore. In the past, the Franklin Mill operated on an eight-hour schedule and processed approximately 30 tons of ore during that time interval.

The Franklin ore is refractory and therefore difficult to separate. Pyrite (iron sulfide) constitutes approximately 23% of the weight of the ore. Approximately 35% of the gold content of the ore remains locked in the pyrite as refractory gold and is not recoverable by ordinary means. In 1993, a new metallurgical process was introduced to attempt to extract gold from the pyrite concentrates. This process attempted to break down the pyrite minerals by oxidation and thereby free the contained refractory gold. The procedure involved the use of standard banks of flotation cells (48"), pyrite slurry (30%), air, and agitation. At a later stage pre-processing of the pyrite by further milling occurred. Processed pyrite was subjected to cyanidation and carbon-pulp recovery of gold. The process was initially reported to be successful by the then joint venture operator with recovery of 85% of gold. However, later testing indicated that little or no gold could be recovered through this process.

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

Completed in 1992, the Gold Hill Mill is a fully permitted modern milling facility. With the exception of test milling approximately 4,000 tons of ore by the previous owner, the Gold Hill Mill has not been operated since its completion in any commercial operations. On June 2, 1998 the Company sold its interest in the Gold Hill mine to the Denver East Company.

Offices of the Company

The Company maintains its executive offices, consisting of approximately 500 square feet, at 76 Beaver Street, Suite 500, New York, New York. In 1998, the Company re-negotiated its oral agreement and now pays a monthly rental of $3,500 for the office space, secretarial and other services provided to the Company pursuant to an oral agreement with a non-affiliate. The Company also maintains an office on site at the Franklin mine in Idaho Springs.

The Company's management anticipates this space will service the Company's needs for the foreseeable future and that, in the event such space should become unavailable in the future, the Company will be able to lease these or other suitable facilities on a reasonable basis.

Item 3. Legal Proceedings

Convertible Debentures

On June 1, 1994, the Company advised the Transfer Agent/Trustee that the Company was not in compliance with certain of the terms of the indenture (the "Indenture") relating to the Company's 12 1/4% Convertible Debentures (the "Debentures") in that it had not maintained current filings with the Securities and Exchange Commission (the "Commission") as required. Accordingly, the Transfer Agent/Trustee was instructed not to convert any of the Debentures into Common Stock of the Company until such time as the Company notified the Transfer Agent. The Company failed to make required sinking fund payments in 1994 and was unable to pay the principal balance of the Debentures due on December 31, 1994 resulting in default under the terms of the Indenture.

Although the Company was in default, it agreed to continue to make quarterly interest payments to the Debenture Holders during fiscal year 1995 until such time as the principal amount of the Debentures could be paid in full. It was anticipated that the Company would have the funds available to make such payments by December 31, 1995. The Company made the first quarterly interest payment due on the Debentures in 1995 but has failed to make any additional payments with respect to such interest thereafter.

On or about December 1995, all but 1,000 of the Debentures agreed to extend the maturity date of the Debentures to December 31, 1996; however, the Company was unable to make any principal or interest payments since March 31, 1995.

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

Thereafter, the Plaintiff Debentureholders moved for summary judgment against the Company. The Company did not to oppose the motion and default was entered against the Company in the amount of $42,500 plus interest, costs and disbursements (the "Default"). Moreover, the issue of attorney's fees were severed from the case and all to be set down for an inquest.

In February, 1998, USM entered into an agreement with the Plaintiff Debentureholders agreeing to pay the Judgement plus certain additional costs in the event that the Company fails to pay the Judgment and USM consummates the Transaction with the Company. In the event that USM did not consummate the Transaction by July 12, 1998, USM agreed to pay the Plaintiff Debentureholders $5,100 for their agreement not to enter the Judgment against the Company or pursue the inquest. Plaintiff Debentureholders agreed not to enter the Judgment against the Company until July 12, 1998 or until USM notifies them that it will not pursue the Transaction.

On or about April 6, 1998, Martucci terminated his letter of intent to consummate the Transaction with the Company. Despite such termination, Plaintiff Debenture holders agreed to extend the terms of their agreement with USM through December 1998. As of date hereof, the Company is not aware of any further extension nor, to its knowledge has the Judgement been entered. There can be no assurance, however, that the Judgement will not be entered and the Company will be required to pay the amount of the Judgement, including any costs, interest and penalties related thereto.

The continued default by the Company may result in Company being subject to additional legal proceedings by the Transfer Agent/Trustee under the Indenture or from other holders seeking immediate payment of the $102,500 plus related interest and penalties. While the Company hopes to cure the default or, in the alternative, reach an acceptable settlement arrangement with the holders, there can be no assurance that the funds will be available in the future to meet all of the Company's obligations. Management remains hopeful that payment or, in the alternative, commencement of settlement negotiations, will delay the commencement of any legal action until the Company can make the appropriate arrangements to repay the Debentureholders.

Golder Litigation

On or about February 5, 1996, Bradley, Campbell, Carney & Madsen, P.C., Colorado counsel to the Company, Gems, Zeus and Newmineco ("BCCM") entered into a contract with Golder Associates, Inc. ("Golder"), pursuant to which Golder agreed to perform certain services at the Mogul Mine (the "Mogul Tunnel Contract"). At the time of the Mogul Tunnel Contract, BCCM allegedly entered into said contract as an agent of Durango, the lessee of the Mogul Mine at that time.

On or about February 5, 1996, BCCM entered into a second contract with Golder, pursuant to which Golder agreed to perform certain services at the Franklin Mines and Franklin Mill pertaining to various environmental issues (the "Franklin Mines Contract").

At the time of the Franklin Mines Contract, BCCM allegedly entered into said contract as an agent of the Zeus Joint Venture.

On or about August 23, 1996, Gems executed a note to Golder in the aggregate principal amount of $268,683.75 and a note to BCCM in the aggregate principal amount of $109,785.35 to secure legal and engineering fees outstanding as of such date. Each note was due and payable on or before December 23, 1996 and was secured by a pledge of approximately 144,000 as adjusted shares of Common Stock of the Company owned by Gems. Gems failed to make the required payments on the note by December 23, 1996.

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

After several months of negotiation, the Company reached a settlement agreement with Golder and BCCM pursuant to which the Company agreed to pay an aggregate amount of $200,000 in exchange for discontinuance of the litigation and a general release of the Company for any further liability. Payments under this settlement agreement were to be made on or before December 31, 1998. Notwithstanding, this settlement agreement was never consummated and the parties have recommenced settlement negotiations. There can be no assurance that final settlement agreements will be executed or that the Company will be successful should this matter proceed to arbitration. The Company estimates that its portion of the liability in this matter is approximately $135,000 in the event that the settlement should be consummated.

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

In September 1998, the parties mutually agreed to withdraw their respective claims against the other, the result of which would leave no pending lawsuits between the parties. In a letter, dated September 22, 1998, plaintiff's attorney further agreed that plaintiffs would dismiss whatever other actions may be pending against the Company.

NASDAQ Delisting

In 1996, the Commission approved certain amendments to the requirements for continued listing on the NASDAQ Small-Cap Market. On February 27, 1998, the Company received a notification letter from NASDAQ informing the Company that the Company's Common Stock was not in compliance with the new minimum bid price requirement of $1.00, which became effective on February 23, 1998.

The Company was given until May 28, 1998 to come into compliance or it would face delisting proceedings. On or about May 21, 1998, the Company effectuated a 25 for 1 reverse stock split which, when consummated, caused it stock price to rise above the $1.00 threshold. Therefore, the Company was not subject to delisting proceedings and remained in compliance until November 1998.

On or about November 10, 1998, the Company received notification from NASDAQ that it was not in compliance with the minimum bid price requirement and had until February 10, 1999 to come into compliance. During the month of January, the Company's stock price maintained a bid price above $1.00 for 10 consecutive days, thereby bringing it into compliance with NASDAQ rules.

While the Company is currently in compliance with the minimum bid price requirement, there can be no assurance that in the future the company's common stock will, in the future to able to maintain such compliance. In the event that the Company cannot maintain compliance with the maximum bid price requirement the Company, may, in the future, be subject to delisting causing the Company's common stock to no longer be listed for trading on the NASDAQ Small Cap Market. However in such event, Management is hopeful that the Company's Common Stock will qualify for trading on the Over-The-Counter/Bulletin Board ("OTC") market and the Company will make every effort to include its Common Stock on the OTC in the event of a delisting by NASDAQ.

In the event that the Company's Common Stock is traded on the OTC, it may become subject to the "penny stock" trading rules. The penny stock trading rules impose additional duties and responsibilities upon broker-dealers recommends the purchase of a penny stock (by a purchaser that is not an accredited investor as defined by Rule 501(a) promulgated by the Commission under the Securities Act) or the sale of a penny stock. Among such duties and responsibilities, with respect to a purchaser who has not previously had an established account with the broker-dealer, the broker-dealer is required to (i) obtain information concerning the purchaser's financial situation, investment experience, and investment objectives, (ii) make a reasonable determination that transactions in the penny stock are suitable for the purchaser and the purchaser (or his independent adviser in such transactions) has sufficient knowledge and experience in financial matters and may be reasonably capable of evaluating the risks of such transactions, followed by receipt of a manually signed written statement which sets forth the basis for such determination and which informs the purchaser that it's unlawful to effectuate a transaction in the penny stock without first obtaining a written agreement to the transaction. Furthermore, until the purchaser becomes an established customer (i.e., having had an account with the dealer for at least one year or, the dealer had effected three sales or more of penny stocks on three or more different days involving three or more different issuers), the broker-dealer must obtain from the purchaser a written agreement to purchase the penny stock which sets forth the identity and number of shares of units of the security to be purchased prior to confirmation of the purchase. A dealer is obligated to provide certain information disclosures to the purchaser of penny stock, including (i) a generic risk disclosure document which is required to be delivered to the purchaser before the initial transaction in a penny stock, (ii) a transaction-related disclosure prior to effecting a transaction in the penny stock (i.e., confirmation of the transaction) containing bid and asked information related to the penny stock and the dealer's and salesperson's compensation (i.e., commissions, commission equivalents, markups and markdowns) connection with the transaction, and (iii) the purchaser-customer must be furnished account statements, generally on a monthly basis, which include prescribed information relating to market and price information concerning the penny stocks held in the customer's account. The penny stock trading rules do not apply to those transactions in which the broker-dealer or salesperson does not make any purchase or sale recommendation to the purchaser or seller of the penny stock.

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

Redstone Litigation

On or about May 14, 1998, Redstone Securities Inc. ("Redstone") commenced an action against the Company in the Supreme Court of the State of New York, County of Nassau, Index No. 98-013668, claiming, among other things, breach of contract, fraudulent inducement, and unjust enrichment in connection with an Investment Banking Agreement dated August 28, 1996, between Redstone and the Company. The complaint requests relief in the amounts of not less than $600,000 plus punitive damages, costs, interest and other expenses. On or about July 31, 1998, the Company answered the complaint and filed a cross complaint against Redstone alleging, among other things, abuse of process, fraud, breach of fiduciary duty, breach of contract and interference with prospective financial advantage. The Company believes that it sustained damages of approximately $6,000,000 plus costs and expenses. The Company intends to vigorously defend this suit and aggressively pursue its claims against Redstone.

Item 4. Submission of Matters to a Vote of Security Holders

On May 21, 1998, the Company held a special meeting of stockholders to consider a proposal to amend the Company's Certificate of Incorporation to reverse split the Company's outstanding shares of common stock on a twenty-five for one basis. Of the 3,955,173 shares entitled to vote at the meeting, 2,458,623 where presented either in person or by proxy constituting a quorum for purposes of conducting the business which was brought before the meeting. The Amended Certificate of Incorporation we filed with the Secretary of State of Delaware on October 16, 1998.

PART II

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

Of the 3.955,169 shares entitled to vote at the meeting, 2,458,623 were present either in person or by proxy constituting a quorum for purposes of conducting the business that was brought before the meeting. The following table sets forth the matters brought before the shareholders, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, if any, for each matter.

Matter                                 For           Against           Abstain
Election of Bill Martucci
As a Director                       2,411,706         46,917          ----------

Election of Robert
 Waligunda as Director              2,443,750         14,873          ----------

Election of Ronald
Ginsberg as a Director              2,411,718         46,905          ----------

Election of Robert W.
Singer as a Director                2,411,714         16,476          ----------

Amendment to Certificate
Of  Incorporation for
Name change                         2,434,302         16,476          7,845

Confirmation of
Independent Auditors                2,427,679         21,743          9,201


The Amended and Restated Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on October 16, 1998.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The principal U.S. market on which shares of the Company Common Stock (all of which are of one class, $.25 per share) are traded on the small cap market on the National Association of Securities Dealers, Inc. Automated Quotation System (Symbol "WCMC"). For Information regarding possible delisting of the Company's Common Stock. See Item 3. Litigation NASDAQ Delisting.

The following table sets forth the range of high and low bid quotes of the Company's Common Stock per quarter since the beginning of fiscal year 1996 as reported by the National Quotation Bureau (which reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions). The following stock prices have been adjusted to reflect a twenty-five for one reverse stock split which occurred on May 26, 1998.

                              High                    Low
Quarter Ended              Bid Price               Bid Price

March 31, 1996              $6.25                   $4.00
June 30, 1996               $6.25                   $2.25
September 30, 1996          $3.25                   $1.50
December 31, 1996           $4.00                   $1.50

March 31, 1997              $5.50                   $4.00
June 30, 1997               $4.75                   $4.00
September 30, 1997          $5.50                   $4.00
December 31, 1997           $2.34375                $1.5625

March 31, 1998              $1.5625                 $1.5625
June 30, 1998               $2.25                   $1.5625
September 30, 1998          $1.50                   $1.00
December 31, 1998           $.875                   $.4375

As of December 31, 1998, the approximate number of recordholders of the Company's Common Stock is 3,000 inclusive of those brokerage firms and/or clearing houses holding the Company's Common Shares in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock issued and outstanding is 3,955,169 as of December 31, 1998. No dividends on Common Shares have ever been paid by the Company due to the lack of excess capital and the Company does not anticipate that dividends will be paid in the foreseeable future.

Sales of Restricted Securities

Upon the approval of the increase in the capitalization of the Company by its shareholders on November 30, 1995, the Company was able to eliminate certain of its liabilities by converting certain of its outstanding debt at the time into Common Stock. In May, 1992, the Company entered into a Loan Agreement with Mr. Anderson, an officer and director of the Company, Mr. Anderson's brothers, Anderson Chemical Company and Mr. Carlo Sgrizzi, an unaffiliated individual and Mr. Anthony DiMatteo (the "Anderson Loans") pursuant to which the Company borrowed an aggregate of $504,000 at an interest rate of 3% above the prime rate of interest. Additionally, $450,000 of such loans were entitled, under certain conditions, to a 1% interest in profits (as defined in the Loan Agreement) of the Company, for each $50,000 of principal amount held and, accordingly, the lenders held a total profit participation interest of 9%. Such Loan Agreements were further amended in July, 1993, whereby replacement notes were issued which permitted the conversion of the Anderson Loans into shares of Common Stock of the Company at a conversion ratio of $.10 per share and granted certain demand an piggyback registration rights. The Anderson Loans were convertible into a total of approximately 180,000 as adjusted shares of Common Stock at each lenders option, including, all profit interests which were convertible into 12,000 as adjusted shares for each 1% profit participation interest.

In August 1995, Gems, as an assignee of Mr. DiMatteo, converted its 4% net profit interest in the Company to which it has rights to receive under the terms of a Loan Agreement, into 12,000 as adjusted shares per percentage point or 48,000 as adjusted shares of the Company. Such shares were issued to Gems on or about August 18, 1995. In September, 1995, certain of the holders of the Anderson Loans, other than Gems, agreed to convert their notes and accrued interest thereon at a rate of $.078 per share which represents 50% of the NASDAQ quoted price of the Company's shares for the last 3 months, the total amount of principal and interest to be converted to be determined at the time of conversion. Thereafter, on or about December 27, 1995, Gems was invited to convert its notes on the same terms and conditions as the other holders, thereby satisfying the Company's obligations under the Anderson Loans. The Company issued such shares in reliance on an exception from registration afforded by
Section 4(2) under the Act.

The common stock issued pursuant to the conversion of the Anderson loans were issued by the Company in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The common stock was issued to Mr. Anderson, a director and officer of the Company, certain of his brothers, Anderson Chemical Corporation, a company which is privately owned by Mr. Anderson and his brothers, Mr. DiMatteo, a former director and officer of the Company and Mr. Sgrizzi, an associate of Mr. DiMatteo. No offering of common stock was made to any other persons other than the aforementioned Lenders. Each of the Lenders had full access to all documents, public filings, books, and records of the Company and had opportunity to ask questions and receive answers from representatives of the Company. Each Lender had a prior relationship with the Company and understood the risk inherent in investment in the Company. Each Lender represented that he/it acquired the stock for their own account, not with a view of distribution thereof, and thoroughly understood and was willing to bear all the risks related to ownership of the Company's securities.

In December, 1994, Island, Gems and the Company entered into a Binding Exchange Letter Agreement (the "Exchange Agreement"), pursuant to which Island and Gems would transfer to the Company, in a tax free exchange, assets having a value equal to 270,000,000 shares of newly issued Common Stock or approximately 85% of the Company. In the event that the Company was unable to perform its obligations under the Exchange Agreement in a timely fashion, then the Company was obligated to issue to Gems 240,000 as adjusted shares of Common Stock, or in the alternative, pay a fee of approximately $1,500,000 to Gems (the "Upset Fee").

In September, 1995, the Company, Island and Gems entered into a settlement agreement (the "Settlement Agreement") which acknowledged that the Transactions contemplated by the Exchange Agreement were not timely consummated and in which the Company agreed to either issue 240,000 as adjusted shares of its Common Stock to Gems or pay the Upset Fee. The issuance of the Common Stock was predicated upon the approval of the Company's stockholders of an increase in the authorized capital of the Company from 50,000,000 to 100,000,000. In addition, the parties further agreed to convert $249,600 advances made by Gems to the Company into 128,000 as adjusted shares of Common Stock and to increase Gems interest in the Joint Venture to 82.5%. On November 30, 1995, the shareholders of the Company approved an increase in the Company's authorized capital stock and in accordance with the Settlement Agreement, the Company issued to Gems and aggregate of 368,000 as adjusted shares of Common Stock in reliance on an exemption afforded by Section 4(2) under the Act.

In December 1995, the Company commenced an offering pursuant to Rule 505 of Regulation D of the Act of $1,500,000 principal amount of its 15% Secured Notes (the "Notes") Convertible into Shares of Common Stock of the Company. Such Notes were offered by the officers and directors of the Company to accredited investors only, and had a maturity date of eighteen months from the date of each Note so issued (the "Maturity Date"). The conversion rights under the Note become effective on or after April 1, 1996. The Company terminated this offering on February 5, 1996 after selling an aggregate of $400,000 of the Notes. During the second quarter of 1996, all of the Notes issued in the fourth quarter of 1995 and the first quarter of 1996 were converted and the Company issued 171,790 as adjusted shares of Common Stock to such investors upon such conversion based on the total balance of the principal and accrued interest outstanding on the Notes equal to an aggregate amount of $418,740 at a conversion price of $2.4375 per share.

In late February, 1996, the Company commenced an offering of its Common Stock through its designated officers and directors pursuant to Rule 505 of Regulation D under the Act. The offering was made to both accredited and unaccredited investors. Subscribers of the offering purchased the Common Stock at a purchase price equal to 15% below the market price as quoted on NASDAQ at the close of business prior to the date of such sales. Four of the six purchasers were unaccredited. The Company raised approximately $202,600 and issued 38,137 as adjusted shares of its Common Stock in connection with the offering.

On or about March 5, 1996, the Company issued to certain principals of Wolinetz, Gottlieb & Lafazan, P.C., the former independent auditors of the Company ("WGL"), approximately 2,240 as adjusted shares of Common Stock of the Company in satisfaction of outstanding accounting fees owed by the Company to WGL of approximately $10,000. In December 1994, the Company changed its independent public accountants to J.H. Cohn & Company. WGL had acted as the Company's independent public accountants for approximately 19 years prior thereto and, as a result had a prior relationship with the Company. No offering of common stock was made to any persons other than those persons associated with WGL. As a result of their relationship to the Company, WGL had access to all documents, public records, books, and accounts of the Company and had opportunity to ask questions of and receive answers from representatives of the Company. The members of WGL understood the risk inherent in an investment in the Company, acquired the stock for their own account, not with a view of distribution thereof, and thoroughly understood and were willing to bear all the risks related to ownership of the Company's securities. For more information concerning WGL, See Item 8-Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On or about April 18, 1996, the Company executed a promissory note payable to a private lender in the principal amount of $60,000 and issued to lender 6,400 as adjusted shares of Common Stock of the Company as further consideration for advancing said loan. The common stock was issued by the Company in reliance upon the exemption contained in Section 4(2) of the Act. The lender is an accredited investor, as such term is defined in Regulation D under the Act, and had purchased 15% Secured Notes Convertible into Shares of Common Stock of the Company in an offering under Rule 505 of Regulation D under the Act in December, 1995 prior to advancing the loan to the Company. See in Item 5 Market for Registrant's Common Equity and Related Stockholder Matters - Sales of Unrestricted Securities for further information on the offering. No offering of common stock was made to any persons other than the lender. By virtue of his status as an accredited investor, the lender had adequate means for providing for his current needs and had no need for liquidity of his investment in the Company and has such knowledge and experience in financial and business matters that the he was capable of evaluating the merits and risks of ownership of the Company's common stock. The lender was given access to all information regarding the Company, including all documents, public records, books, and accounts of the Company and was able to ask questions of and receive answers from representatives of the Company regarding the same. The lender understood the risk inherent in an investment in the Company, was acquiring the stock for his own account, not with a view of distribution thereof, and thoroughly understood and was willing to bear all the risks related to ownership of the Company's securities.

In July, 1996, the Company commenced an offering pursuant to Rule 505 of Regulation D under the Act for the issuance of shares of Common Stock at a purchase price of approximately $.15625 per share in exchange for certain notes, mortgages and other obligations of its affiliates held by certain third party unaffiliated parties of the Company and Gems. At the completion of the offering in July, 1996, the Company purchased obligations of its affiliates having an aggregated principal balance of approximately $1,400,000 through the issuance of approximately 374,677 as adjusted shares of Common Stock and thereafter transferred such debt instruments and obligations to COM, Inc., in exchange for an equivalent reduction in the principal amount of the Gold Hill Note and approximately $191,875 through the issuance of 49,120 as adjusted shares of Common Stock and thereafter transferred such debt instruments and obligations to Gems in exchange for an equivalent reduction in certain intercompany loans from Gems to the Company.

In Late July 1996, the Company commenced an offering of it Common Stock to accredited investors only pursuant to Rule 505 of Regulation D under the Act during which Stires & Co. acted as selling agent on behalf of the Company. The offering was on a best effort basis and the selling agent was to receive a commission of 5% of the aggregate gross proceeds to the sale of the Common Stock to investors. In addition, the Company agreed to issue to the selling agent warrants to purchase 5% of the total shares of Common Stock sold in the offering. Due to market conditions at the time of the offering, the selling agent was only able to sell 32,000 as adjusted shares of Common Stock of the Company and raised $100,000. The offering was terminated on September 15, 1996.

Also in July 1996, the Company issued 40,000 as adjusted shares of Common Stock to a former officer and director of the Company in satisfaction of a finder's fee owed to Mr. Horing in connection with the formation of the Zeus Joint Venture. 21. The common stock issued in to Mr. Horing was issued in consideration of an outstanding finder's fee due to Mr. Horing in connection with the formation of the Zeus Joint Venture. The common stock was issued by the Company in reliance upon the exemption contained in Section 4(2) of the Act. Mr. Horing is a former officer and director and had acted as legal counsel to the Company for approximately 7 years. Mr. Horing resigned his position with the Company in June 1994; however, he continued to maintain his relationships with and had assisted current management through 1996. No offering of common stock was made to any persons other to Mr. Horing. As a result of his relationship to the Company, Mr. Horing had access to all information regarding the Company, including all documents, public records, books, and accounts of the Company and was able to ask questions of and receive answers from representatives of the Company regarding the same. Mr. Horing understood the risk inherent in an investment in the Company, was acquiring the stock for his own account, not with a view of distribution thereof, and thoroughly understood and was willing to bear all the risks related to ownership of the Company's securities The shares were issued in accordance with an exemption from registration afforded by
Section 4(2) under the Act.

On August 28, 1996, the Company entered into an investment banking agreement with Redstone Securities, Inc. ("Redstone") pursuant to which Redstone agreed to perform certain investment banking services in exchange for a fee payable by the granting of an option to Redstone to purchase up to 120,000 as adjusted shares of Common Stock of the Company at an exercise price of $.001 per share. In November 1996, Redstone exercised its option to purchase 100,000 as adjusted shares of Common Stock and in January 1997 exercised its option to purchase the remaining 20,000 as adjusted shares of Common Stock. The Company issued such shares in accordance with an exemption from registration afforded by Section 4(2) under the Act. 22. The common stock issued to Redstone was issued in connection with the exercise by Redstone of an option granted by the Company to Redstone in connection with an Investment Banking Retention Agreement. Redstone has been actively involved with the Company and has acted as an advisor to the Company for approximately 5 years. The Company issued the option in reliance upon the exemption contained in Section 4(2) of the Act. By acting as investment banker and financial advisor to the Company, Redstone had access to all information regarding the Company including all documents, public records, books, and accounts of the company and was able to ask questions of and receive answers from representatives of the Company regarding the same. Redstone, as a broker/dealer and investment banking firm, is sophisticated in matters of business and finance, understood the risk inherent in an investment in the Company, was acquiring the stock for their own account, not with a view of distribution thereof, and thoroughly understood and was willing to bear all the risks related to ownership of the Company's securities.

On or about August 29, 1996, the Company issued 43,250 as adjusted shares of Common Stock in consideration of the purchase price for certain real property purchased by Gems. 23. The common stock issued to the seller was issued in consideration for the purchase of certain real property. The Company issued the common stock in reliance upon the exemption contained in Section 4(2) of the Act. No offering of common stock was made to any persons other to seller. As a result of his relationship to the Company, seller was given and had access to all information regarding the Company, including all documents, public records, books and accounts of the Company and was able to ask questions of an receive answers from representatives of the Company regarding the same. Seller understood the risk inherent in an investment in the Company, was acquiring the stock for their own account, not with a view of distribution thereof, and thoroughly understood and was willing to bear all the risks related to ownership of the Company's securities.

In consideration of the extension of the Kennec portion of the Hayden Kennec Leases, the Company issued to Dorothy Kennec, 4,160 as adjusted shares of the Company Common Stock in April 1997. The stock was valued at $3.125 per share having an aggregate value at the time of the extension agreement of $13,000. The common stock issued in to Mrs. Kennec was issued as further consideration for the extension of the terms of the Hayden/Kennec Lease. The Company issued the common stock in reliance upon the exemption contained in Section 4(2) of the Act. Mrs. Kennec is the 50% owner of the certain of the properties comprising the Franklin Mines that the Company has leased for over 20 years. No offering of common stock was made to any persons other to Mrs. Kennec. As a result of her relationship to the Company, Mrs. Kennec had access to all information regarding the Company, including all documents, public records, books, and accounts of the Company and was able to ask questions of and receive answers from representatives of the Company regarding the same. Mrs. Kennec understood the risk inherent in an investment in the Company, was acquiring the stock for her own account, not with a view of distribution thereof, and thoroughly understood and was willing to bear all the risks related to ownership of the Company's securities.

On September 26, 1996, the Company acquired a 20% interest in Newmineco from Gems for a purchase price of $600,000 evidenced by an interest only note bearing interest at 9.5% per annum. On February 10, 1997, the Company made its election to convert the amounts owing on the Newmineco Note into Common Stock of the Company at a conversion price of $1.95 per share. The Company issued to such holders and aggregate of 307,692 as adjusted shares of Common Stock of the Company in full satisfaction of the Company's obligations under the Newmineco Note. The shares were issued in accordance with an exemption from registration afforded by Section 4(2) under the Act.

Item 6. Management's Discussion and Analysis or Plan of Operation

The Company is engaged in the business of investing and participating in the development of commercial mining and milling operations primarily at leased properties in or near Idaho Springs, Colorado.

During 1997, remediation work was performed and completed at the Franklin Mines and the Franklin Mill in preparation for the commencement of mining operations at the Franklin Mines.

The Company remains in the development stage and has not generated significant revenues on a sustained basis since its inception. The Company did not realize any revenues based on sales made by the Zeus Joint Venture or Newmineco in 1998 and 1997. Since the termination of the Zeus Joint Venture in 1997, and the abandonment of its participation in Newmineco, the Company will no longer recognize income or losses based on its proportionate equity interest in these entities. Accordingly, the Company will be entitled to receive 100% of the income generated from the Franklin Mines, if any, once production is commenced.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations principally through equity and debt financing; including such financing provided through its relationships with its Joint Venture partner in early 1997 and through its relationship with USM and its affiliates for the remainder of 1997 and during 1998. The

Company has derived no income from its mining and milling investments which, as of December 31, 1998, were comprised of investments in the assets and rights related to the Franklin Mines and Mill.

During 1998, the Company relied on its Joint Venture partner Gems, and later USM and its affiliates as its principal capital resource. As of December 1998, the Company borrowed approximately $1,192,000 from USM and affiliates.

The Company had total current liabilities as of December 31, 1998 of $2,239,675, including $1,191,586 constituting the principal balance of the USM Note, convertible debentures with a principal amount of $145,000 and other notes payable with a principal balance of $218,965. In addition to the payment of its current liabilities, the Company incurred general, administrative and other costs and expenditures related to any mining and milling operations, at the rate of approximately $60,000 per month in 1998 and expects to incur additional administrative expenses of approximately $15,000 per month plus interest in 1999.

During 1998 and 1997, USM and its affiliates advanced approximately $237,000 and $955,000, respectively, on behalf of the Company. These monies were used to, among other things, pay for legal and accounting fees in connection with public filings and necessary general and administrative expenses. In November 1997, USM purchased Gems interest in the Zeus Joint Venture and assigned the rights to the Company in exchange for the assumption of certain liabilities. This transfer gave the Company 100% of net profits generated by operations at the Franklin Mines. Also, in November 1997, USM entered into a contract to purchase 50% of all of the mineral rights from Audrey Hayden, a co-lessor to the Company.

USM and its affiliates have verbally pledged to provide financing to the Company on an as needed basis until on or about January 1, 2000. As of the date of this Annual Report, USM has continued to fund the Company directly or indirectly since 1997. While there is currently no written agreement between the Company and USM, the Company believes, based solely on prior performance, that USM will fulfill its commitment to fund until January 2000. It is anticipated that the funds received from USM and its affiliates will cover the general, administrative and other costs which Management estimates will be approximately $15,000 per month. Management further anticipates, but cannot assure, that USM will provide $750,000 of funding which Management estimates will be needed to ready the Franklin Mine and Milling properties for the commencement of extraction and milling. Additional funding, however, will be needed to support operations once mining and milling commence to finance operations as well as upgrade the processing facilities to allow for an increase in ore processing capacity.

In the absence of liquid resources, cash flows from operations and any other commitments for debt or equity financing, Management believes that the ability of the Company to continue its operations will be dependent upon the provision of financing by USM and its affiliates; however, it cannot assure that USM will continue to finance the Company. Management believes, but cannot assure, that such financing and the financing needed to commence operations at the Franklin Mines will be provided by USM and its affiliates during 1999, and that the Company will remain dependent on USM and its affiliates as its primary source of financing for its operations until such time, if any, as the Company begins to receive cash flows from the Franklin Mine and Mill.

Management believes that all necessary environmental and regulatory approvals have been obtained and it anticipates that mining and milling operations will begin at the Franklin Mines during 1999. To be able to commence milling operations, the Company will have to obtain sufficient working capital of approximately $750,000 and hire managerial and other mill personnel.

Plan of Operations

For the remainder of fiscal 1999, the Company plans to (i) commence the extraction of minerals from the Franklin Mine and full scale operations at the Franklin Mill, (ii) hire personnel to adequately staff the mine and mill and
(iii) conclude negotiations of possible joint ventures with neighboring mines. Management estimates that approximately $750,000 of capital will be needed to achieve (i) and (ii).

In the event that the Company should acquire additional working capital, then the Company will initiate a reconfiguration program at the Franklin Mill to expand mill capacity to processing 300 tons of ore per day by the end of fiscal year 2000 and initiate core drilling programs to substantiate additional proven ore reserves.

Results of Operations 1998 vs. 1997

The Company had no active mining or milling operations during 1998.

The Company had a net loss of $1,531,317 for 1998 as compared to a net loss of $1,908,475 during 1997. The decrease of $577,158 was primarily attributable to an increase in general and administrative expense in 1998 of $274,230 offset by the effects of a loss on sale/write down of mining and milling and other property and equipment ($465,000 in 1998 and $1,200,000 in 1997). General and administrative expenses were $642,592 for 1998 as compared with $368,353 during 1997 due primarily to increases in professional fees and costs of investment banking services. Interest expense was $123,127 during 1998 as compared to $33,334 during 1997 due to increased interest incurred in connection with the Company's notes payable.

Results of Operations 1997 vs 1996

The Company had a net loss of $1,908,475 for 1997 as compared to a net loss of $967,524 during 1996. This increase of $940,951 or 97% was primarily attributable to a $1,200,000 write-down of mining, milling and other property and equipment associated with the Gold Hill Mill, no such costs were reflected in 1996 by the Company. In addition, during 1997, mine expenses and environmental remediation costs of $162,945 were incurred by the Company. During 1996, these costs were reflected on the books of the Joint Venture and/or Gems and its affiliates.

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

     * Investment banking fees decreased by $105,000 in 1997 from $213,000 to $108,000, a 49% decrease. All investment-banking fees were incurred in connection with the Company's agreement with Redstone Securities. This agreement expired during 1997.

Other general and administrative expenses during 1996 and 1997 included: costs associated with the Company's public filings, rent, office, and other fees.

Interest expense for 1997 was approximately $33,000 as compared to $102,000 for 1996. This $69,000 decrease, or 68% is attributable to the decrease in obligations payable to Gems and its affiliates. Interest associated with obligations incurred and assumed with respect to the $955,756 note payable to USM were substantially recorded during November and December of 1997.

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

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)


                                    - INDEX -

                                                                                                Page(s)

Report of Independent Auditors                                                                  F - 2

Financial Statements:
      Balance Sheets, December 31, 1998 and 1997                                                F - 3

      Statements of Operations, Years Ended December 31, 1998 and 1997 and
      Cumulative Period From December 1, 1977 (Inception) to December 31, 1998                  F - 4

      Statements of Stockholders' Equity, Years Ended December 31, 1998 and 1997 and
      Cumulative Period From December 1, 1977 (Inception) to December 31, 1998                  F - 5

      Statements of Cash Flows, Years Ended December 31, 1998 and 1997 and
      Cumulative Period From December 1, 1977 (Inception) to December 31, 1998                  F - 6


Notes to Financial Statements                                                                  F - 12

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                   - ASSETS -

                                                                                    1998            1997
                                                                                ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                   $       --      $      1,078
                                                                                ------------    ------------

TOTAL CURRENT ASSETS                                                                    --             1,078
                                                                                ------------    ------------

OTHER ASSETS:
    Mining, milling and other property and equipment, net of accumulated
      depreciation and depletion of $2,105,515 and $1,959,160 (Notes 4 and 7)      4,808,580       5,424,935
    Land - held for sale (Note 3)                                                       --           345,000
    Mining reclamation bonds (Note 5a)                                               134,602         130,681
                                                                                ------------    ------------

                                                                                $  4,943,182    $  5,901,694
                                                                                ============    ============

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                       $    654,164    $    367,933
    Payroll and other taxes payable                                                   29,960          31,181
    Convertible debentures (Note 6)                                                  145,000         145,000
    Notes payable - related party and others (Note 5)                                218,965         167,000
    Note payable - related party (Note 7)                                          1,191,586         955,756
                                                                                ------------    ------------

TOTAL CURRENT LIABILITIES                                                          2,239,675       1,666,870
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 10 and 11):
    Common stock, par value $.25 per share; 100,000,000 shares authorized;
      3,955,169 shares issued and outstanding                                        988,793         988,793
    Additional paid-in capital                                                    17,414,755      17,414,755
    Deficit accumulated during the development stage                             (15,700,041)    (14,168,724)
                                                                                ------------    ------------
                                                                                   2,703,507       4,234,824
                                                                                ------------    ------------
                                                                                $  4,943,182    $  5,901,694
                                                                                ============    ============


             See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                  AND PERIOD FROM DECEMBER 1, 1977 (INCEPTION)
                              TO DECEMBER 31, 1998

                                                                                                                        Cumulative
                                                                                                                           from
                                                                                         1998             1997           Inception
                                                                                     ------------     ------------     ------------
REVENUES:
    Sales                                                                            $       --       $       --       $    876,082
    Interest income                                                                         3,920            3,888          548,695
    Other income                                                                            4,397             --             79,397
                                                                                                                       ------------
                                                                                            8,317            3,888        1,504,174
                                                                                     ------------     ------------     ------------

EXPENSES:
    Mine expenses and environmental remediation costs                                      62,560          162,945        3,586,298
    Loss on sale/write-down of mining and milling and other property
      and equipment                                                                       465,000        1,200,000        1,665,000
    Depreciation and depletion                                                            146,355          121,980        2,300,864
    General and administrative expenses                                                   642,592          368,353        6,248,377
    Interest expense                                                                      123,127           33,334        1,141,479
    Amortization of debt issuance expense                                                    --               --            683,047
    Equity in net (income) loss and settlement of claims of Joint Venture                    --             (9,249)       1,059,971
    Other                                                                                 100,000           35,000          519,179
                                                                                     ------------     ------------     ------------
                                                                                        1,559,634        1,912,363       17,204,215
                                                                                     ------------     ------------     ------------

NET LOSS (Note 9)                                                                    $ (1,531,317)    $ (1,908,475)    $(15,700,041)
                                                                                     ============     ============     ============


BASIC LOSS PER COMMON SHARE                                                          $       (.39)    $       (.48)
                                                                                     ============     ============


WEIGHTED AVERAGE SHARES OUTSTANDING                                                     3,955,169        3,940,000
                                                                                     ============     ============


             See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY            Page 1 of 5
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                  AND PERIOD FROM DECEMBER 1, 1977 (INCEPTION)
                              TO DECEMBER 31, 1998

                                                                                               Deficit
                                                                                             Accumulated
                                                                               Additional     During the
                                                                   Common       Paid-in      Development    Treasury
                                                       Shares      Stock        Capital         Stage         Stock        Total
                                                      -=-----   -----------   -----------    -----------    ---------   ------------
Issuance of common stock:
     Cash                                               6,200   $     1,550   $    41,550    $      --      $    --     $    43,100
     Non-cash:
       Related parties                                 37,000         9,250          --             --           --           9,250
       In exchange for shares of Gold
         Developers and Producers, Inc.                43,800        10,950         6,484           --           --          17,434
Net loss                                                 --            --            --          (45,584)                      --
                                                      -------   -----------   -----------    -----------    ---------   -----------
                                                                                                                            (45,584)
Balance, December 31, 1977                             87,000        21,750        48,034        (45,584)        --          24,200

Issuance of common stock:
     Pursuant to public offering, net of
       underwriting expenses of $11,026                23,528         5,882       278,113           --           --         283,995
     Cash                                               9,000         2,250       240,627           --           --         242,877
     Non-cash                                             200            50         4,950           --           --           5,000
Net loss                                                 --            --            --          (66,495)                      --
                                                      -------   -----------   -----------    -----------    ---------   -----------
                                                                                                                            (66,495)
Balance, December 31, 1978                            119,728        29,932       571,724       (112,079)        --         489,577

Issuance of common stock:
     Cash                                               9,274         2,318       438,932           --           --         441,250
     Non-cash - related parties                         1,600           400        59,600           --           --          60,000
     Non-cash - other                                     267            67        13,283           --           --          13,350
Net loss                                                 --            --            --         (128,242)                      --
                                                      -------   -----------   -----------    -----------    ---------   -----------
                                                                                                                           (128,242)
Balance, December 31, 1979                            130,869        32,717     1,083,539       (240,321)        --         875,935

Issuance of common stock:
     Cash                                              11,590         2,898       837,102           --           --         840,000
     Non-cash                                           2,380           595       118,405           --           --         119,000
Net loss                                                 --            --            --         (219,021)        --        (219,021)
                                                      -------   -----------    -----------    ---------     ---------   -----------
Balance, December 31, 1980                            144,839        36,210     2,039,046       (459,342)        --       1,615,914

Issuance of common stock:
     Cash                                               2,625           656       261,844           --           --         262,500
                                                      -------   -----------   -----------    -----------    ---------   -----------
Balance, pre-stock split                              147,464        36,866     2,300,890       (459,342)        --       1,878,414

Issuance of common stock:
     Pursuant to a four-for-one stock split           442,392       110,598      (110,598)          --           --            --
     Cash                                              23,120         5,780       552,220           --           --         558,000
     Non-cash                                           4,160         1,040       102,960           --           --         104,000
     Commission on sale of common stock                  --            --         (57,300)          --           --         (57,300)
Net loss                                                 --            --            --         (288,105)        --        (288,105)
                                                      -------   -----------   -----------    -----------    ---------   -----------
Balance, December 31, 1981                            617,136       154,284     2,788,172       (747,447)        --       2,195,009


             See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                        STATEMENTS OF STOCKHOLDERS' EQUITY           Page 2 of 5
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                  AND PERIOD FROM DECEMBER 1, 1977 (INCEPTION)
                              TO DECEMBER 31, 1998

                                                                                               Deficit
                                                                                             Accumulated
                                                                                Additional    During the
                                                                  Common        Paid-in     Development     Treasury
                                                      Shares      Stock         Capital        Stage          Stock         Total
                                                      -------   -----------   -----------   ------------   -----------  ------------
Issuance of common stock:
     Cash                                              34,440   $     8,610   $   755,516   $      --      $      --    $   764,126
     Non-cash                                           6,480         1,620       160,380          --             --        162,000
     Commission on sale of common stock                  --            --         (56,075)         --             --        (56,075)
Net loss                                                 --            --            --        (287,291)          --       (287,291)
                                                      -------   -----------   -----------   -----------    ---------    -----------
Balance, December 31, 1982                            658,056       164,514     3,647,993    (1,034,738)          --      2,777,769

Issuance of common stock:
     Cash                                              50,925        12,732     1,176,818          --             --      1,189,550
     Non-cash                                           2,833           708        70,126          --             --         70,834
     Exercise of stock options by:
       Related parties                                 10,700         2,675       264,825          --             --        267,500
       Others                                             160            40         3,960          --             --          4,000
     Commission on sale of common stock                  --            --        (124,830)         --             --       (124,830)
Net loss                                                 --            --            --        (749,166)          --       (749,166)
                                                      -------   -----------   -----------   -----------    ---------    -----------
Balance, December 31, 1983                            722,674       180,669     5,038,892    (1,783,904)          --      3,435,657

Issuance of common stock:
  Cash                                                 48,068        12,017     1,139,683          --             --      1,151,700
  Non-cash                                              1,100           275        27,225          --             --         27,500
  Exercise of stock options by related parties 8,000    2,000       198,000          --            --          200,000
  Commission on sale of common stock                     --            --         (90,950)         --             --        (90,950)

Net loss                                                 --            --            --        (301,894)          --       (301,894)
                                                      -------   -----------   -----------   -----------    ---------    -----------
Balance, December 31, 1984                            779,842       194,961     6,312,850    (2,085,798)          --      4,422,013

Issuance of common stock:
     Cash                                              16,853         4,213       295,866          --             --        300,079
     Non-cash                                             400           100         7,400          --             --          7,500
     Exercise of stock options by:
       Related parties                                  8,000         2,000       148,000          --             --        150,000
       Others                                              40            10           740          --             --            750
     Commission on sale of common stock                  --            --          (3,462)         --             --         (3,462)
Net loss                                                 --            --            --        (133,929)          --       (133,929)
                                                      -------   -----------   -----------   -----------    ---------    -----------
Balance, December 31, 1985                            805,135       201,284     6,761,394    (2,219,727)          --      4,742,951


             See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY                  Page 3 of 5
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                  AND PERIOD FROM DECEMBER 1, 1977 (INCEPTION)
                              TO DECEMBER 31, 1998

                                                                                            Deficit
                                                                                          Accumulated
                                                                             Additional   During the
                                                                Common        Paid-in     Development    Treasury
                                                   Shares        Stock        Capital        Stage         Stock           Total
                                                  ---------   -----------   -----------   -----------    ---------      -----------

Issuance of common stock:
     Cash                                            22,760   $     5,690   $   294,810   $      --      $      --      $   300,500
     Non-cash - related parties                       6,400         1,600        78,400          --             --           80,000
     Non-cash - others                                5,400         1,350        52,650          --             --           54,000
Net loss                                               --            --            --        (227,788)          --         (227,788)
                                                  ---------   -----------   -----------   -----------    -----------    ------------
Balance, December 31, 1986                          839,695       209,924     7,187,254    (2,447,515)          --        4,949,663

Issuance of common stock:
     Cash                                           104,175        26,044     1,261,257          --             --        1,287,301
     Non-cash - related parties                       8,080         2,020        68,880          --             --           70,900
     Non-cash - other                                 1,500           375        36,875          --             --           37,250
     Commission on sale of common stock                --            --        (110,243)         --             --         (110,243)
Net loss                                               --            --            --        (730,116)          --         (730,116)
                                                  ---------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 1987                          953,450       238,363     8,444,023    (3,177,631)          --        5,504,755

Issuance of common stock - non-cash - related
     parties                                          8,000         2,000        48,000          --             --           50,000
Net loss                                               --            --            --        (386,704)          --         (386,704)
Purchase of 50,000 shares of treasury stock -
     at cost                                           --            --            --            --          (12,500)       (12,500)
                                                  ---------   -----------   -----------   -----------    -----------    -----------
Balance, at December 31, 1988                       961,450       240,363     8,492,023    (3,564,335)       (12,500)     5,155,551

Issuance of common stock:
     Cash                                            27,120         6,780       103,720          --             --          110,500
     Non-cash - others                               11,346         2,836        31,030          --             --           33,866
     Non-cash -related parties                        8,400         2,100        29,400          --             --           31,500
     Private placement:
       Cash                                          91,000        22,750          --            --             --           22,750
       Debt issuance expense                           --            --         455,000          --             --          455,000
       Conversion of debentures                      42,000        10,500        94,500          --             --          105,000
       Exercise of stock options                     12,000         3,000        42,000          --             --           45,000
     Commission on sale of common stock                --            --          (1,500)         --             --           (1,500)
     Compensation resulting from stock options
       granted                                         --            --          39,000          --             --           39,000
Net loss                                               --            --            --      (1,279,804)          --       (1,279,804)
                                                  ---------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 1989                        1,153,316       288,329     9,285,173    (4,844,139)       (12,500)     4,716,863



             See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                        STATEMENTS OF STOCKHOLDERS' EQUITY           Page 4 of 5
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                  AND PERIOD FROM DECEMBER 1, 1977 (INCEPTION)
                              TO DECEMBER 31, 1998

                                                                                           Deficit
                                                                                         Accumulated
                                                                          Additional      During the
                                                             Common        Paid-in       Development      Treasury
                                                Shares       Stock         Capital           Stage         Stock           Total
                                              ---------   ------------   ------------    ------------   ------------   -------------
Sale of underwriter's stock warrants               --     $       --     $        100    $       --     $       --     $        100
Issuance of common stock:
     Cash                                        13,400          3,350         41,875            --             --           45,225
     Non-cash - others                            1,594            399          5,579            --             --            5,978
     Conversion of debentures                     6,400          1,600         30,400            --             --           32,000
Net loss                                           --             --             --        (1,171,962)          --       (1,171,962)
                                              ---------   ------------   ------------    ------------   ------------   -------------
Balance, December 31, 1990                    1,174,710        293,678      9,363,127      (6,016,101)       (12,500)     3,628,204

Issuance of common stock:
     Cash - others                               71,984         17,996         78,935            --             --           96,931
     Cash - related parties                      72,000         18,000         72,000            --             --           90,000
     Non-cash - others                           47,348         11,837         47,350            --             --           59,187
     Conversion of debentures                   149,240         37,310        588,690            --             --          626,000
     Exercise of stock options                   10,000          2,500         10,000            --             --           12,500
     Conversion of notes payable                 10,000          2,500         12,500            --             --           15,000
Net loss                                           --             --             --          (764,926)          --         (764,926)
                                              ---------   ------------   ------------    ------------   ------------   -------------
Balance, December 31, 1991                    1,535,282        383,821     10,172,602      (6,781,027)       (12,500)     3,762,896

Issuance of common stock:
     Cash - others                               80,877         20,219        149,389            --             --          169,608
     Cash - related parties                      25,200          6,300         42,700            --             --           49,000
     Non-cash - others                           69,185         17,296        348,762            --             --          366,058
     Non-cash - related parties                     484            121            485            --             --              606
     Non-cash - exercise of options
       by related parties                        82,000         20,500         82,000            --             --          102,500
     Conversion of debentures                    21,600          5,400        156,600            --             --          162,000
     Commission on sale of common stock -
       related parties                             --             --           (7,123)           --             --           (7,123)
Net loss                                           --             --             --        (1,343,959)          --       (1,343,959)
                                              ---------   ------------   ------------    ------------   ------------   -------------
Balance, December 31, 1992                    1,814,628        453,657     10,945,415      (8,124,986)       (12,500)     3,261,586

Issuance of common stock:
     Cash - others                               34,936          8,734        125,230            --             --          133,964
     Cash - related parties                      31,080          7,770         69,930            --             --           77,700
     Non-cash - others                            6,000          1,500         13,500            --             --           15,000
     Non-cash - settlement of litigation         40,000         10,000         90,000            --             --          100,000
     Non-cash - exercise of options
       by related parties                         8,000          2,000          8,000            --             --           10,000
     Conversion of debentures                     5,600          1,400         33,600            --             --           35,000
     Conversion of loan                           4,000          1,000          9,000            --             --           10,000
Net loss                                           --             --             --          (797,619)          --         (797,619)
                                              ---------   ------------   ------------    ------------   ------------   -------------
Balance, December 31, 1993                    1,944,244        486,061     11,294,675      (8,922,605)       (12,500)     2,845,631


             See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                        STATEMENTS OF STOCKHOLDERS' EQUITY           Page 5 of 5
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                  AND PERIOD FROM DECEMBER 1, 1977 (INCEPTION)
                              TO DECEMBER 31, 1998

                                                                                                Deficit
                                                                                             Accumulated
                                                                               Additional    During the
                                                                 Common         Paid-in      Development     Treasury
                                                  Shares         Stock          Capital         Stage         Stock         Total
                                                 ---------   -------------   -------------  ------------     --------   -----------
Retirement of treasury stock                        (2,000)  $       (500)   $    (12,000)  $       --       $12,500    $      --
Net loss                                              --             --              --         (381,596)        --        (381,596)
                                                 ---------   -------------   -------------  ------------     --------   -----------
Balance, December 31, 1994                       1,942,244        485,561      11,282,675     (9,304,201)        --       2,464,035

Issuance of common stock:
 Settlement of claims by joint venture partner
     as restated                                   240,000         60,000         876,000           --           --         936,000
 Repayments of loan from joint venture partner
     as restated                                   128,000         32,000         467,200           --           --         499,200
 Repayments of long-term loans from related
     parties and accrued interest                  347,192         86,798         590,227           --           --         677,025
 Exchange of shares for profit participation
     interests                                     108,000         27,000         (27,000)          --           --            --
Net loss, as restated                                 --             --              --       (1,641,944)        --      (1,641,944)
                                                 ---------   -------------   -------------  ------------    ---------  ------------
Balance, December 31, 1995, as restated          2,765,436        691,359      13,189,102    (10,946,145)        --       2,934,316

Issuance of common stock for:
 Cash                                               70,136         17,534         280,066           --           --         297,600
 Services and interest, as restated                148,640         37,160         525,277           --           --         562,437
 Conversion of convertible notes                   171,790         42,948         515,372           --           --         558,320
 Repayments of loan from joint venture partner      92,640         23,160         338,715           --           --         361,875
 Repayments of long-term loans from related
   party                                           374,677         93,669       1,369,912           --           --       1,463,581
Net loss, as restated                                 --             --              --       (1,314,104)        --      (1,314,104)
                                                 ---------   -------------   -------------  ------------    ---------  ------------
Balance, December 31, 1996, as restated          3,623,319        905,830      16,218,444    (12,260,249)        --       4,864,025

Issuance of common stock for:
 Extension of lease rights                           4,160          1,040          11,960           --           --          13,000
 Conversion of note payable                        307,692         76,923         523,077           --           --         600,000
 Conversion of debt                                 20,000          5,000          45,500           --           --          50,500
 Acquisition of joint venture                         --             --           615,774           --           --         615,774
Net loss                                              --             --              --       (1,908,475)        --      (1,908,475)
                                                 ---------   -------------   -------------  ------------     --------  ------------
Balance, December 31, 1997, as restated          3,955,169        988,793      17,414,755    (14,168,724)        --       4,234,824

Net loss                                              --             --              --       (1,531,317)        --      (1,531,317)
                                                 ---------   -------------   -------------  ------------    ---------  ------------
BALANCE, DECEMBER 31, 1998                       3,955,169   $    988,793    $ 17,414,755   $(15,700,041)   $    --    $  2,703,507
                                                 =========   =============   =============  ============    =========  ============


             See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997       Page 1 of 2
                  AND PERIOD FROM DECEMBER 1, 1977 (INCEPTION)
                              TO DECEMBER 31, 1998

                                                                                                                         Cumulative
                                                                                                                           from
                                                                                       1998               1997            Inception
                                                                                   ------------      -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $ (1,531,317)     $ (1,908,475)     $(15,700,041)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and depletion                                                      146,355           121,980         2,300,864
        Provision for bad debt                                                          350,000              --             350,000
        Write-down of mining and milling and other property and
          equipment                                                                     200,000         1,200,000         1,400,000
        Amortization of debt issuance expense                                              --             683,047
        Loss on sale of equipment                                                       265,000              --             265,000
    Value of common stock issued for:
      Services and interest                                                                                13,000         1,934,894
      Settlement of litigation                                                                               --             100,000
      Settlement of claims by joint venture partner                                                          --             936,000
      Compensation resulting from stock options granted                                                      --             311,900
      Value of stock options granted for services                                                            --             112,500
      Equity in net (income) loss of joint venture                                                         (9,249)          123,971
      Other                                                                                                  --              (7,123)
    Changes in operating assets and liabilities:
      Prepaid expenses                                                                                    107,979              --
      Interest accrued on mining reclamation bonds                                       (3,921)           (3,806)           (9,602)
      Accounts payable and accrued expenses                                             285,010          (104,986)          916,380
                                                                                   ------------      ------------      ------------
        Net cash used in operating activities                                          (288,873)         (583,557)       (6,282,210)
                                                                                   ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases and additions to mining, milling and other property and
      equipment                                                                            --                --          (5,120,354)
    Purchases of mining reclamation bonds, net                                             --                --            (125,000)
    Deferred mine development costs and other expenses                                     --                --            (255,319)
                                                                                   ------------      ------------      ------------
        Net cash used in investing activities                                              --                --          (5,500,673)
                                                                                   ------------      ------------      ------------


             See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                      STATEMENTS OF OPERATIONS                       Page 2 of 2
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                  AND PERIOD FROM DECEMBER 1, 1977 (INCEPTION)
                              TO DECEMBER 31, 1998

                                                                                                                         Cumulative
                                                                                                                           from
                                                                               1998                  1997                Inception
                                                                           ------------          ------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuances of common stock                                                                            --               8,758,257
    Issuance of underwriter's stock warrants                                                             --                     100
    Commissions on sales of common stock                                                                 --                (381,860)
    Purchases of treasury stock                                                                          --                 (12,500)
    Payments of deferred underwriting costs                                                              --                 (63,814)
    Proceeds from exercise of stock options                                                              --                 306,300
    Issuance of convertible debentures and notes                                                         --               1,505,000
    Proceeds of advances from joint venture partner                                                      --                 526,288
    Advances to joint venture partner                                                                  37,234              (181,017)
    Payments of debt issuance expenses                                                                   --                (164,233)
    Proceeds of other notes and loans payable                                   287,795               547,274             1,603,069
    Repayments of other notes and loans payable                                    --                    --                (120,000)
    Proceeds of loans from affiliate                                               --                    --                  55,954
    Repayments of loans from affiliate                                             --                    --                 (48,661)
                                                                           ------------          ------------          ------------
        Net cash provided by financing activities                               287,795               584,508            11,782,883
                                                                           ------------          ------------          ------------

INCREASE (DECREASE) IN CASH                                                      (1,078)                  951                  --

    Cash, beginning of period                                                     1,078                   127                  --
                                                                           ------------          ------------          ------------

CASH, END OF PERIOD                                                        $       --            $      1,078          $       --
                                                                           ============          ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
    Interest paid                                                          $       --            $       --            $    299,868
                                                                           ============          ============          ============

NON-CASH ITEMS:

During 1998: The Company sold its Gold Hill Properties with a book value of $1,340,000 for property having a fair market value of $725,000 and a note receivable of $350,000. A loss of $265,000 was recognized on the transaction.

During 1997: (1) the Company converted a $600,000 note payable to a former joint venture partner to 307,692 shares of Company stock (2) the Company also issued 20,000 shares of common stock as consideration for a liability of approximately $50,000 due to an unaffiliated third party (3) in connection with the elimination of the Zeus Joint Venture, the Company acquired net assets of $615,774 and recorded additional paid-in capital of the same amount and (4) the Company wrote down the remaining $150,000 investment associated with the 20% purchase of Newmineco and simultaneously reduced a note payable to a party related to Newmineco.

             See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION:

          WCM Capital, Inc. (formerly Franklin Consolidated Mining Co., Inc.) (the "Company") originally incorporated on December 1, 1976 under the laws of the State of Delaware, is engaged in the exploration, development and mining of precious and non-ferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and non-ferrous metal properties. The Company's principal mining properties are (i) the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine, and extract all minerals located in approximately 51 mining claims (the "Franklin Mines"), (ii) the Franklin Mill, a crushing and flotation mill which is located on the site of the Franklin Mines (the "Franklin Mill"), and up until its sale on June 5, 1998 (iii) the Gold Hill Mill (see Note 2d), a fully permitted modern facility located in Boulder County, Colorado (the "Gold Hill Mill"). The Company is a development stage enterprise because it did not generate any significant revenues through December 31, 1998. On October 13, 1998, the Company held its annual meeting of shareholders at which time the shareholders approved an amendment to its certificate of incorporation changing the name of the Company to WCM Capital, Inc. The name change was effective October 16, 1998.

          In February 1993, the Company entered into a joint venture arrangement with Island Investment Corp., a Nevada corporation ("Island"), pursuant to which the parties formed Zeus No. 1 Investments, a California general partnership (the "Joint Venture"). The Company had a 17.5% interest in the Joint Venture, and Island had the remaining 82.5% interest. The Joint Venture was formed to develop the Franklin Mines and related assets of the Company. In May 1993, Island assigned its interest in the Joint Ventures to Gems and Minerals Corp., ("Gems") a wholly owned subsidiary of Island. On July 15, 1996, Gems transferred 31.5% of its 82.5% interest in the Joint Venture to Nuco Ventures, Inc., a Delaware Company, and wholly-owned subsidiary of Gems ("Nuco").

          During 1997, in a step transaction, Gem's and Nuco's aggregate 82.5% interest in the Joint Venture was acquired by U.S. Mining, Inc., a New Jersey corporation ("USM"). USM assigned the acquired interest to the Company in exchange for the assumption by the Company of certain liabilities. Upon the acquisition of the 82.5% interest of the Joint Venture by the Company, the relationship with Gems was terminated and the Joint Venture was effectively dissolved.

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION (Continued):

          In conjunction with these transactions, the Company:
          o    Acquired mine and mill improvements having a net book value of
               (see Note 4)                                                               $  780,787

          o    Eliminated the Joint Venture deficit of $123,971, after giving effect to equity in net income of Joint Venture of $9,249 for
               1997                                                                          123,971

          o    Eliminated a $458,567 liability which represented the remainder of a note and related accrued interest payable to a subsidiary of
               Gems in conjunction with the acquisition of the Gold Hill Mill                458,567

          o    Eliminated a $229,204 receivable from Gems                                   (229,204)

          o    Assumed notes payable - other of $87,000 and related accrued
               interest on these notes of $16,858 (see Note 5)                              (103,858)

          o    Assumed a liability of $408,482 payable to POS Financial, Inc.
               (see Note 7)                                                                 (408,482)

          o    Assumed a liability of $20,255 associated with the Joint Venture
               less other items of $14,248                                                    (6,007)
                                                                                          ----------

          The net amount of $615,774 was credited to additional paid-in capital.         $   615,774
                                                                                          ==========

          Basis of Presentation/Going Concern Uncertainty:

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As at December 31, 1998 and 1997, the Company has a cash balance of $0 and $1,078, respectively an accumulated deficit of $15,700,041 and $14,168,724, respectively current liabilities of $2,239,675 and $1,666,870, and a working capital deficiency of $ 2,239,675 and $1,665,792. In addition, its operations used $288,873 and $583,557 of cash for the year ended December 31, 1998 and 1997, respectively. Also, the Company was in default on the payment of the principal balance and accrued interest on certain notes and debentures (see Notes 5 and 6). Certain accounts payable were also past due. In addition to the payment of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $15,000 per month plus interest during 1999. Such matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of the above uncertainty.

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION (Continued):

          U.S. Mining Co. and its affiliates have pledged to provide financing to the Company on an as needed basis until on or about January 1, 2000. The funds received from USM and its affiliates will cover the general, administrative and other costs approximated at $15,000 per month plus interest. Additional funds will be needed to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity once needed.

          There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM and its affiliates. In the event that the Company defaults on its obligations, USM may foreclose on the assets secured by the POS note. Such foreclosure actions by USM would have a material adverse effect on the future operations of the Company and the Company's ability to exploit the Franklin Mines.

          Substantially all of the $4,808,580 of mineral properties and equipment included in the accompanying balance sheet as of December 31, 1998, is related to exploration properties. The ultimate realization of the Company's investment in exploration properties and equipment is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies that are considered particularly significant.

     (1)  Use of Estimates:

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

     (2)  Cash Equivalents:

          The Company defines cash equivalents as all short-term, highly liquid investments with original maturity dates less than 90 days.

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (3)  Mining, Milling and Other Property and Equipment:

          Mining, milling and other property and equipment are recorded at cost. Costs incurred to acquire, explore, improve, and develop mining and milling properties are capitalized and amortized in relation to the production of estimated reserves. Mine development expenditures incurred substantially in advance of production are deferred on an individual property basis until the viability of a property is determined. When a property is placed in commercial production, such deferred costs are depleted using the units-of-production method. General exploration costs and costs to maintain the mineral rights and leases are expensed as incurred. Management of the Company periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records taken from previous mine operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside geologists, mine engineers, and consultants. When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

          Post-closure reclamation and site restoration costs are estimated based upon environmental and regulatory requirements and accrued over the life of the mine using the units-of-production method. Current expenditures relating to ongoing environmental and reclamation programs are expensed as incurred.

          Depletion of mining and milling improvements and mine development expenditures is computed using the units of production method based on probable reserves (there was no charge for depletion in 1998 and 1997 because the Company's mining and milling operations were not in operation during these years). Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the related assets.

(4)  Impairment of Long-Lived Assets:

          As of January 1, 1996, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). Under SFAS 121, impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. It was the Company's determination that due to certain restrictions associated with milling operations in Boulder County, Colorado, the Gold Hill Mill properties would not be placed into operation. The Company planned to sell the land and structural building and move and utilize the equipment to the Franklin

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

          properties and in fact on June 5, 1998 the Company sold its Gold Hill Mill Properties in exchange for property and equipment having a market value of $725,000 and a 14% note receivable of $350,000. The note is payable on demand. The Company recognized a loss of $265,000 as a result of this transaction. As of December 31, 1998, (a) the $350,000 note was written down to $0 and (b) a $200,000 writedown was taken against the $725,000 of equipment acquired, based upon an evaluation of impairment.

          As a result of its intentions, at December 31, 1997 the Company reduced by $1,200,000 the carrying value of certain assets relating to its Gold Hill milling operations to $1,340,000, which approximated management's estimate of fair value at that time. As stated above, this property was sold in June of 1998.

     (1)  Joint Venture:

          The Company accounted for its investment in the Joint Venture under the equity method. As a general partner in the Joint Venture (until the Joint Venture's dissolution in November 1997 - see Note 1), the Company would be liable to creditors and certain other parties for any obligations the Joint Venture might ultimately be unable to satisfy. Accordingly, through November 25, 1997, the Company recorded its equity in the net losses of the Joint Venture even though they exceeded the Company's total investment.

     (2)  Revenue Recognition:

          Revenues, if any, from the possible sales of mineral concentrates will be recognized by the Company only upon receipt of final settlement funds from the smelter.

     (3)  Environmental Remediation Costs:

          Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, including maintenance and monitoring costs are expensed as incurred.

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (8)  Income Taxes:

          Deferred income taxes are to be provided on transactions, which are reported in the financial statements in different periods than for income tax purposes. The Company utilizes Financial Accounting Board Statement No. 109, "Accounting for Income Taxes," ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized (see Note 9).

     (1)  Loss Per Common Share:

          The Company had adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which has changed the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Common stock equivalents have been excluded from the computations since the results would be anti-dilutive. Earnings per share has been restated for prior periods to give effect to the twenty-five for one reverse stock split (see
          Note 10).

     (10) Reclassifications:

          Prior years financial statements have been reclassified to conform with the current year presentation.

     (11) Fair Value of Financial Investments:

          The carrying amount of the Company's borrowings approximate fair value.

     (12) Statement of Comprehensive Income:

          SFAS 130 "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997. This statement prescribes standards for reporting comprehensive income and its components. Since the Company currently does not have any items of comprehensive income, a statement of comprehensive income is not yet required.

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


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

          At December 31, 1997, the Company reduced by $1,200,000 the carrying value of certain of the Gold Hill Mill assets to $1,340,000 which approximates management's estimate of fair value . Land aggregating $345,000, of the remaining $1,340,000 in assets, is classified on the 1997 balance sheet as land-held for resale with the balance classified as mining, milling and other property and equipment. All the Gold Hill assets were sold during 1998 (see Note 2d).

          On September 26, 1996, the Company acquired a 20% interest in Newmineco, an inactive company, by issuing a 9.5% note payable to Gems with a principal balance of $600,000. Newmineco represented that it held the exclusive mining rights related to the Mogul Mines in the Spencer Mountains of Colorado. Because of certain permitting and other problems in the Mogul Mines, the purchase price to the Company was reduced to $150,000 in 1996, and the investment was written down to zero as at December 31, 1997 (see Note 6).


NOTE 4 -  MINING, MILLING AND OTHER PROPERTY AND EQUIPMENT:

          Mining, milling and other property and equipment, at the Franklin Mines and the Franklin Mill and the Gold Hill Mill consist of the following at December 31:

                                                            1998         1997
                                                         ----------   ----------

       Machinery and equipment                           $1,747,220   $2,217,220
       Mine and mill improvements (a)                     5,071,065    5,071,065
       Furniture and fixtures                                11,714       11,714
       Automotive equipment                                  84,096       84,096
                                                         ----------   ----------
                                                          6,914,095    7,384,095
       Less: accumulated depreciation and depletion       2,105,515    1,959,160
                                                         ----------   ----------
                                                         $4,808,580   $5,424,935

     (a) Includes mine and mill improvements of $780,787 in connection with the termination of the Joint Venture (see Note 1).

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 4 -  MINING, MILLING AND OTHER PROPERTY AND EQUIPMENT (Continued):

          During the years ended December 31, 1998 and 1997, the Company expended $62,560 and $162,945, respectively on mine expenses and environmental remediation costs.


NOTE 5 -  NOTES PAYABLE - RELATED PARTY AND OTHERS:

          Notes payable related party and others consist of the following at December 31:

                                                           1998       1997
                                                           ----       ----

     12% unsecured demand notes due to the Company's
       former President and his affiliated entity       $ 71,965   $ 20,000
     Secured promissory note (a)                          60,000     60,000
     Unsecured promissory notes (b)                       87,000     87,000
                                                        --------   --------
                                                        $218,965   $167,000
                                                        ========   ========

     (1) The outstanding principal balance of the note became payable on July 18, 1996 and the Company is in default. The note is guaranteed by certain officers of Gems and is collateralized through a subordinated security interest in the Company's mining reclamation bond. Interest on the note is payable based on the rate of interest applicable to the mining reclamation bond.

     (1) This principal amount represents four unsecured promissory notes comprised of one $36,000 note and three $17,000 notes payable. These obligations were assumed by the Company on November 25, 1997, as part of the acquisition from USM of the remaining interest in the Joint Venture (see Note 1). These notes were in default when assumed by the Company, and remain in default as of December 31, 1998. Interest is being accrued at rates between 8% and 17% per annum.

          Accrued interest on the above notes at December 31, 1998 and 1997 aggregated approximately $45,600 and $21,000.

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 6 -  CONVERTIBLE DEBENTURES AND OTHER CONVERTIBLE DEBT:

          The Company's convertible debt at December 31, 1998 and 1997 consists of:

               12.25% convertible debenture originally due 12/31/94    $145,000

          As of December 31, 1998 and 1997, the Company was in default with respect to the payment of the $145,000 principal balance of the debenture and accrued interest of approximately $67,000 and $49,000, respectively. As a result of its default, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debentureholders seeking immediate repayment of principal plus interest and other costs. Management cannot assure that there will be funds available for the required payments or what the effects will be of any actions brought by or on behalf of the debentureholders (see Note 8c).

          In September 1996, the Company acquired its 20% interest in Newmineco by issuing a 9.5% note payable to Gems with a principal balance of $600,000. This note could be converted to common stock at the Company's option on or after January 1, 1997. On February 10, 1997, the Company notified the assignees that it had elected to convert the principal balance of the 9.5% note into 307,693 shares of common stock, as adjusted based on the conversion rate of $1.95, per share as adjusted. As a result of problems concerning permitting and various other issues related to the Mogul Mines, the purchase price was reduced to $150,000 on December 31, 1996 and to $-0- on December 31, 1997 (see Note 3). The $450,000 (1996) and $150,000 (1997) reductions in the purchase price were effectuated through an equivalent reduction in the principal balance of an 8% mortgage note that was payable to an affiliate of Gems by the Company.


NOTE 7 -  NOTE PAYABLE - RELATED PARTY:

          The Company had outstanding an 8% promissory note balance of $955,756, at December 31, 1997, which represents monies advanced to the Company by, an affiliated entity, POS Financial, Inc. ("POS"), a New Jersey corporation and obligations assumed in connection with the contributions of Joint Venture interests (see Note 1). The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties, as well as its interests in the Hayden/Kennec Leases. The note is subject to successive 30 day extensions throughout 1998 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties because they can exert significant influence over the Company. Additional amounts were loaned to the Company by USM during 1998. The balance on the note at December 31, 1998 aggregated $1,191,586 plus accrued interest of $91,950.

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


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

          On November 19, 1996, the Company entered into an amendment to the Hayden/Kennec Leases with Dorothy Kennec (the "Kennec Amendment"). Pursuant to the terms of the Kennec Amendment, Kennec agreed to extend the term as it relates to her portion of the leasehold rights through November 12, 1997. In consideration for such extension, the Company agreed to increase the royalty payment due to Kennec under the original Hayden/Kennec Leases from $1,000 to $2,000 per month and to issue to Kennec 4,160 shares of the common stock of the Company valued at $3.125 per share as adjusted, having an aggregate value of $13,000. All of the payments made under the Kennec Amendment plus the value of the shares issued thereunder are to be further applied against the buy-out price of the property under the original Hayden/Kennec Leases. The 4,160 shares of common stock were issued on April 9, 1997 (see
          Note 10).

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

          On November 12, 1997, Gems had failed to comply with the terms of the Hayden/Kennec-Gems Purchase Agreement. On November 13, 1997, Hayden entered into an agreement to sell the Hayden interests to USM for a purchase price of $75,000 (the "Hayden-USM Purchase Agreement"). The purchase price is evidenced by a note, due on February 2, 1998. Payment on the note has been extended until USM receives a report of clear title. Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to extend the Hayden/Kennec Leases upon the same terms and conditions currently in effect through March 13, 1998 (the "Extended Expiration Date"). As of December 31, 1998 USM had yet to receive clear title but continued to make lease payments.

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


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

          As of December 31, 1998 and 1997, the Company believes that there are no formal violations against it with respect to the Franklin Mines and Franklin Mill. However, there can be no assurance that the Company will be able to adequately comply with the conditions set forth in its permit approval or that future violations will not arise and that such violations will not lead to interruptions in operations at the Franklin Mines or Franklin Mill.

     (c)  Litigation:

          The Company is involved in various litigation as explained below:

          (1) The Company and others are defendants in an action related to a dispute over fees for engineering consulting services supplied in the amount of approximately $268,000. The Court has remanded the case to arbitration. The defendants plan to vigorously defend their position asserting that the work was never completed. An accrued liability of $135,000, an increase of $100,000 from the December 31, 1997 financial statements, has been recorded. This is the amount the Company estimates to be its portion of the total claim and the $100,000 additional expense has been recorded in the accompanying financial statements and is included in other

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 8 -  COMMITMENTS AND CONTINGENCIES (Continued):

     (c)  Litigation (continued):

          (i) expenses. The Company and the other defendants are in settlement negotiations with the plaintiff. The Company believes that its' $135,000 accrual is enough to satisfy its' portion of a future settlement. There can be no assurance that final settlement agreements will be executed or that the Company would be successful if the matter does proceed to arbitration.

          (ii) In September 1997, certain of the Company's 12.25% Convertible Debenture holders (see Note 6) instituted an action against the Company for payment of approximately $42,500 principal amount of its 12.25% Convertible Debentures plus accrued and unpaid interest totaling approximately $13,000 and other costs and expenses related thereto. The Company has answered the aforesaid complaint. A default judgement was entered against the Company in the amount of $42,500 plus interest, costs and disbursements. The Company and USM have been negotiating with the debenture holders but to this point no settlement agreement has been reached. The continued default of the Company could result in the Company being subject to additional legal proceedings. In addition, there is no assurance that funds will be available to cure the default or reach an acceptable settlement.

          (iii) The Company is in litigation with Redstone Securities, Inc. ("Redstone") a company which in the past had provided financial consulting services to the Company. Redstone was issued stock as compensation for these services. Redstone alleged that it has been restricted by the Company in its efforts to sell and/or trade this stock. More specifically, Redstone contends that it should be able to sell its stock under Rule 144. Redstone is now asserting claims for damages in an amount in excess of the market value of the 120,000 shares, as adjusted, of Company stock along with punitive damages (not less than $600,000) allegedly premised upon the Company's intentional conduct in restricting the sale of the aforementioned stock. Plaintiffs counsel has expressed a willingness to settle, the present demand being approximately $350,000. Management of the Company feels Redstone's charges are unfounded and plans to vigorously defend against these charges. The shares received by Redstone are currently unrestricted. Attorneys for the Company feel minimal liability if any appears to exist, but in the unlikely event the Company is found 100% liable, damages most likely will be limited to $127,200.

          An unfavorable resolution of these matters could result in material liabilities or charges that have not been reflected in the accompanying financial statements.

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 8 -  COMMITMENTS AND CONTINGENCIES (Continued):

     (d)  NASDAQ Notification:

          In 1996, the Securities and Exchange Commission approved certain amendments to the listing requirements for continued listing on the NASDAQ Small-Cap Market. On February 27, 1998, the Company received a notification letter from NASDAQ informing them that as of that date, the Company's common stock is not in compliance with the new minimum bid price requirement of $1.00 which became effective on February 23, 1998. The review of the Company's common stock price was based upon the price data covering the previous 30 consecutive trade dates. The Company was given 90 calendar days, expiring May 28, 1998, in order to regain compliance. The Company would be able to regain compliance if its common stock trades at or above the minimum requirement of $1.00 for at least 10 consecutive trade days. In the event that the Company's common stock does not regain compliance within the 90 day period, NASDAQ has advised the Company that it will issue a delisting letter which will identify the review procedures available to the Company.

          In order to mitigate the minimum bid price requirement the Company, on May 26, 1998 effectuated a twenty-five for one reverse stock split. After the reverse split the Company's stock price remained above the $1.00 minimum bid price requirement for the necessary ten day period. On or about November 10, 1998, the Company received another notification about non-compliance with the minimum bid price requirement. During the month of January 1999, the Company's stock price maintained a bid price above $1.00 for ten consecutive days, thereby bringing it back into compliance.


NOTE 9 -  INCOME TAXES:

          As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $12,950,000 available to reduce future federal taxable income which, if not used, will expire at various dates through December 31, 2018. Changes in the ownership of the Company may subject these loss carryforwards to substantial limitations.

          The Company has offset the deferred tax asset attributable to the potential benefits from such net operating loss carryforwards and the reduction in carrying value by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. There are no other material temporary differences.

                                                        Deferred Tax  Valuation
                                                            Asset     Allowance
Balance at January 1, 1998, attributable to federal     ------------  ---------
  net operating loss carryforward                        $3,578,000   $3,578,000
Increase in federal net operating loss, year ended
  December 31, 1998                                         861,000      861,000

Writedown of equipment received as part of
Sale of Gold Hill                                            70,000       70,000
                                                         ----------   ----------
Balance at December 31, 1998                             $4,509,000   $4,509,000
                                                         ==========   ==========

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 10 - STOCKHOLDERS' EQUITY:

     (1)  Reverse Stock Split:

          On May 26, 1998, the Company effectuated a twenty-five for one reverse stock split. The accompanying financials give retroactive effect to this reverse stock split.

     (b)  Issuances of Common Stock:

          The following three 1997 common stock issuances reflect security values that were established at the time the parties entered into arm's-length agreements in 1996, and represent the respective value of the security at those dates. The securities were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, and are restricted securities.

          On February 10, 1997, the Company issued 307,692 common shares upon conversion of the $600,000 9.5% note at a conversion price of $1.95 per share, as adjusted (see Note 6).

          On April 9, 1997, the Company issued 4,160 common shares to Dorothy Kennec in exchange for extension of lease terms (see Note 8a) at an aggregate value of $13,000 or $3.125 per share, as adjusted.

          On June 19, 1997, the Company issued 20,000 common shares to Redstone Securities as payment for approximately $50,000 in debt obligations.

     (c)  Common Stock Reserved for Issuance:

          At December 31, 1998 and 1997, there were 11,600 shares of common stock reserved for issuance upon the exercise of the 12.25% $145,000 convertible debentures (see Note 6).

NOTE 11 - RESTATEMENT:

          At the time the Company initially issued its financial statements for the years ended December 31, 1996 and 1995, management believed that the market values of certain shares of common stock issued to pay for services and settle outstanding claims by and repay obligations to its joint venture partner, were substantially in excess of the fair values at the respective dates of issuance because the shares issued were restricted and the trading volume for the Company's shares was limited. However, the Company did not have the resources to engage an investment banker to appraise the per share value at the date of each issuance; instead, management estimated the fair value by discounting the quoted market value by 50%. After discussions with the staff of the Securities and Exchange Commission (the "SEC") as to the basis of the valuation of certain shares issued, management has determined that it would still not be cost effective to obtain appraisals of the fair value of the shares, and market value at time of issuance would be the most reliable measure of

                               WCM CAPITAL, INC.
               (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                         (a Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 11 - RESTATEMENT (Continued):

          fair value for these transactions. As a result, the accompanying financial statements reflect increases in various accounts such as interest expense, legal costs, consulting fees and other items. Accordingly, the resulting net loss (and the related net loss per share), additional paid-in capital and accumulated deficit for 1996 and 1995 have been restated.

          The following table summarizes the increase in the Company's net loss and net loss per share for the years ended December 31, 1996 and 1995 arising from the changes in the prices used to value the issuance of common shares for services rendered:

                                                                            Number        Estimate         Market
                                                                              of           Value            Value
                                                                            Shares       Per Share        Per Share        Increase
                                                                          -----------   -----------      -----------       --------
                                                                         (as adjusted) (as adjusted)    (as adjusted)
     1996:
         General and administrative expenses:
              Consulting fees                                                40,000       $  1.25          $  6.25         $200,000
              Professional fees                                               2,240         3.125             6.25            7,000
                                                                                                                           --------
                    Total                                                                                                   207,000
         Interest expense - shares issued upon
         conversion of debt at conversion price
         based on 75% of market value                                       171,791        2.4375             3.25          139,580
                                                                                                                           --------

         Increase in net loss                                                                                              $346,580
                                                                                                                           ========
         Increase in net loss per common share                                                                             $    .01
                                                                                                                           ========


     1995:
         Interest expense - excess of market value over principal of shares issued upon conversion of loans from joint
              venture partner                                               128,000        1.9531           3.9063         $249,600
         Loss on settlement of claims by joint
              venture partner                                               240,000        1.9531           3.9063          468,000
                                                                                                                           --------

         Increase in net loss                                                                                              $717,600
                                                                                                                           ========
         Increase in net loss per common share                                                                             $    .01
                                                                                                                           ========

                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 11 - RESTATEMENT (Continued):

          The effect of the preceding changes on the 1997 financial statements were as follows:

                                              1997                    1997
                                    (As Originally Presented)     (As restated)
                                    -------------------------     -------------

    Additional paid-in capital              $16,350,575             $17,414,755

    Deficit accumulated during the
    development stage                       (13,104,544)            (14,168,724)

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

The Company retained Lazar Levine & Felix LLP as its independent auditors for fiscal year 1997and 1998.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act

Name                       Age                Position

J. Terry Anderson          51      Former Chairman, Former President,
                                   Former Treasurer, Former Director

Robert Waligunda           52      Current President, Former Secretary, Director

Richard Brannon            49      Vice-President-West Coast Operations

Steven R. Schurman         47      Former Director

George E. Otten            72      Vice President, Former Director

William C. Martucci        56      Director

Robert W. Singer           51      Director

Ronald Ginsberg            61      Director

J. Terry Anderson. Mr. Anderson served as a director of the Company from August, 1991 through October, 1998, as the Company's Chairman of the Board from June, 1993 to October, 1998, as the Company's President from June, 1994 to October, 1998, and as the Company's Treasurer since August, 1995 through October, 1998. From 1977 to the present, Mr. Anderson has served as Chairman, President, a director and a principal stockholder of Anderson Chemical Company, a privately-held company located in Litchfield, Minnesota which is engaged in the manufacturer and marketing of sanitation and water treatment chemicals. Mr. Anderson has also served as a member of the local advisory board of Norwest Bank, Minnesota Central, N.A., Litchfield Minnesota. Mr. Anderson received a Bachelor of Arts degree in theology from Ambassador College in Big Sandy, Texas in 1972. Prior to that time, Mr. Anderson pursued a degree in Business Administration from the University of Minnesota from 1965 to 1968.

Robert L. Waligunda. Mr. Waligunda has served as President and treasurer of the Company since October 1998. Mr. Waligunda has served as a director of the Company from 1985 and as Secretary of the Company from August 1995 to October 1998. From 1965 to the present, Mr. Waligunda has served as founder, President, and principal stockholder of Sky Promotions, Inc., a Pittstown, New Jersey marketing and management company involved in sales, advertising and marketing of hot air balloons and inflatable products. He is the founder and director of International Professional Balloon Pilots Racing Association, a member of the advisory board of Aerostar International, Inc., the world's oldest and largest balloon manufacturing company, and a member of the National Aeronautic Association, the Experimental Aircraft Association, and the Airplane Owner and Pilots Association. Mr. Waligunda received a Masters of Science degree in guidance and psychological services from Springfield College in 1968.

Richard Brannon Mr. Brannon has served as the Vice President-West Coast Operations since February 1996 and Secretary of the Company since October 1998. Mr. Brannon is a California licensed real estate broker and 100% owner of A Reel Mortgage, Inc., a mortgage and loan servicing company organized in 1991. Mr. Brannon is a founding director of the California Trustee Mortgage Broker Association, a not-for-profit corporation.

Steven R. Schurman Mr. Schurman served as a director of the Company from February 1998 to October 1998. From 1985 to present, Mr. Schurman has served as president of MinSearch, Inc., a Denver based company, specializing in mineral project evaluation, exploration, project permitting, mapping and drill testing of mines. Mr. Schurman is a senior exploration geologist and is a member of the American Institute of Professional Geologists, American Institute of Mining Engineers and Denver Region Exploration Geologists. Mr. Schurman has BS in Geology from the Colorado State University.

George E. Otten Mr. Otten has served as Vice President of the Company since October, 1998 and served as director of the Company since February, 1998 to present. Mr. Otten was the first president of the Company from 1976 through 1985 and is the owner and operator of the Bates Hunter Mine under the name "Central City Consolidated Mining Company" since 1985. Since 1997, Mr. Otten is the president, director, and General Operating officer of all operations of Hunter Gold Mining, Inc. Central City Colorado. Mr. Otten holds a degree in Business Administration from Adams State College, Alamosa, Colorado.

William C. Martucci From 1974 to the present, Mr. Martucci has served as president and chairman of United Grocers Clearing House, Inc., a privately held company he founded to serve the coupon redemption, fulfillment and promotional needs of manufacturers and retailers. Mr. Martucci is the sole stockholder, director and president of POS Financial, Inc., an ATM/Kiosk network. In 1997 Mr. Martucci founded and is the sole director, officer and shareholder of Shoppers Online, Inc. which transmits full-motion video merchandising programs to retail outlets. Additionally, Mr. Martucci is the sole shareholder, director and president of U.S. Mining, Inc. ("USM") Mr. Martucci received a Bachelor of Science in Philosophy from Florida International University in 1973.

RONALD GINSBERG Mr. Ginsberg is President of the Foodtown Supermarket Cooperative, headquartered in Edison, New Jersey. He is also Secretary and Director of Twin County Grocers located in Edison, New Jersey and Director of the New Jersey Food Council. Mr. Ginsberg attended Drexel Institute of Technology and Temple University.

ROBERT W. SINGER Mr. Singer currently holds the position of Assistant Majority Leader in the New Jersey Secretary, Senate. Prior to being elected as a state Senator, he served three terms in the New Jersey Assembly. In this latter capacity, Mr. Singer was named Majority Whip, by his Colleagues and served as both Vice Chairman of the Commerce and Regulated Professions Committee and Community Development, Agriculture and Tourism Committee. Senator Singer has distinguished himself, among his national peers, for his ability to create environments where high technology and economic development can coexist with environmental priorities. Additionally, the Senator is Vice-President of Corporate Relations for Community/Kimball Medical Centers, and affiliate of the St. Barnabas Health Care System.

To the Company's knowledge and based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock ("Beneficial Owner") has filed any forms and reports required to be filed pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), during the fiscal year ended December 31, 1998; and no officer, director or Beneficial Holder has not submitted any representation letter to the Company stating that they are not subject to the filing requirements under Section 16 of the Exchange Act for fiscal year 1998.

Item 10.  Executive Compensation

No compensation has been awarded to, earned by, or paid to any of the named executives or directors of the Company during the fiscal year ended 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)  Certain Beneficial Owners of Common Stock

          NONE

(b)  Security Ownership of Management of Common Stock

Name and                            Amount and               Percentage
Address of                          Nature of                of Class
Beneficial                          Beneficial
Owner                                 Owner

J. Terry Anderson                    325,897                   8.24%

Robert L. Waligunda                    7,700                    .19%

George E. Otten                        -0-                      -0-

Steven R. Schurman                     -0-                      -0-

Richard Brannon                        -0-                      -0-

William C. Martucci                    -0-                      -0-

Ronald Ginsberg                        -0-                      -0-

Robert W. Singer                     120,000                   3.03%

Directors and Executive
Officers as a Group

----------
1. Includes 12,526 shares owned by Mr. Anderson, 400 shares owned by Bruce E. Anderson Trust under which Mr. Anderson acts as Trustee and 19,661 owned by Anderson Chemical Company for which Mr. Anderson serves as a director and president and owns approximately 20% of the outstanding shares. Mr. Anderson disclaims any beneficial ownership with respect to shares of the Company owned by his brothers.

2. Includes 1,200 shares pledged as collateral to a non - affiliate individual.

Item 12. Certain Relationships and Related Transactions

In July 1996, Anderson Chemical Company advanced a loan to the Company for working capital in the amount of $20,000. Such loan was evidenced by a Promissory Note bearing interest at 12%. The principal amount and all accrued and unpaid interest is currently outstanding.

As of March 31, 1998, J. Terry Anderson former director and officer of the Company, has loaned the Company an additional $40,000 for working capital. On or about September 18, 1998, J. Terry Anderson loaned the Company an additional $12,000 evidenced by a demand note bearing interest at 12% per annum.


                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits

     The following documents are filed as exhibits herewith, unless otherwise specified by an asterisk, and are incorporated herein by this reference:

     Exhibit
     Number    Description of Exhibit
     ------    ----------------------

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

     10.3 Agreement dated August 2, 1982, by and between the Company and David I. and Audrey I. Hayden. (Incorporated by reference, Registration Statement on Form S-1, File. No. 33-31418, Exhibit 10.3)

     10.4 Loan Agreement, dated May 18, 1992, by and between the Company and various Lenders. (Incorporated by reference, current Report on Form 8-K dated July 19, 1993, File No. 0-9416, Exhibit (d).)

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

     10.8 Amendment to Zeus Joint Venture Agreement, dated as of August 31, 1993, by and between the Company and Island Investment Co. and Gems & Minerals Corp. (Incorporated by reference, Current Report on Form 8-K, dated August 31,1993, File No. 0-9416, Exhibit (a)).

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

     10.15 Settlement Agreement dated September 27, 1996, by and among the Company, Gems & Minerals Corp and Island Investment Corp. (Incorporated by reference, Current Report on Form 8-K dated September 27, 1995, File No. 0-9416, Exhibit A).

     10.16 Agreement, dated September 26, 1995, among the Company, Bruce R. Anderson, J. Terry Anderson, Leif E. Anderson, Lindsay A. Anderson and Carlo Sgrizzi regarding conversion of Anderson Loans (Incorporated by reference, Current Report on Form 8-K dated September 27, 1995, File No. 0-9416, Exhibit B.)

     10.17 Schedule 13D filed with the Commission on December 28, 1995 by Gems & Minerals Corp., Island Investment Corp. and Whitey Bear Trust, as a group. (Incorporated by reference, Current Report on Form 8-K dated December 26, 1995, File No. 0-9416, Exhibit B)


     10.18 Assignment of the contract dated February 1, 1996, by and between Newmineco, LLC, and Durango Metals, Inc., by Newmineco, LLC to the Zeus Joint Venture. (Incorporated by reference, Annual Report on Form 10-KSB for year ended December 31, 1996 File No. 0-9416,
               Exhibit 10.18)

     10.19 Novation Agreement, dated March 18, 1996, between Charles R. Rugg (and Cindy McCullum, McCullum being the Lessor/Optioner as to the Mascott Lode Claim only), original party and Durango Metals, Inc., discharged partly, and Island Investment Corporation, substantial party. (Incorporated by reference, Annual Report on Form 10-KSB for year ended December 31, 1996, File No. 0-9416,
               Exhibit 10.19)

     10.20 Mining Lease dated March 18, 1996 between Island Investment Corp. and Charles R. Rugg and Cindy McCullum (McCullum being the Lessor/Optioner as to the Mascott Lode claim only. (Incorporated by reference, Annual Report on Form 10-KSB for year ended December 31, 1996, File No. 0-9416, Exhibit 10.20)

     10.21 Letter of Intent, date June 5, 1996, by and between the Company and Gems & Minerals Corp. (Incorporated by reference, Annual Report Form 10-KSB for year ended December 31, 1996, File No. 0-9416, Exhibit 10.21)

     10.22 Deed of Trust, dated July 3, 1996, between the Company and Colina Oro Molina, Inc. (Incorporated by reference, Quarterly Report on Form 10-QSB for Quarter Ended June 30, 1996, File No. 0-9416, Exhibit B).

     10.23 Memorandum of Understanding, dated July 3, 1996, between the Company and Colina Oro Molina, Inc. (Incorporated by reference, Quarterly Report on Form 10-QSB for Quarter Ended June 30, 1996, File No. 0-9416, Exhibit B)

     10.25 Deed, dated July 3, 1996, between Colina Oro Molina, Inc. and the Company. (Incorporated by reference, Quarterly Report on Form 10-QSB, for the Quarter Ended June 30, 1996, File No. 0-9416, Exhibit B)

     10.24 Promissory Note, dated July 3, 1996, by the Company in favor of Colina Oro Molina, Inc. in the amount of $2,500,000 (Incorporated by reference, Quarterly Report on Form 10-QSB for Quarter Ended June 30, 1996, File No. 0-9416, Exhibit B)

     10.26 Promissory Note dated July 6, 1996 by the Company in favor of Anderson Chemical Co. in the aggregate principal amount of $20,000. (Incorporated by reference, Annual Report on Form 10-KSB for year ended December 31, 1996, File No. 0-9416, Exhibit 10.26).

     10.27 Amendment No. 1 to Schedule 13D, dated July 10, 1996, filed with the Commission by Gems & Minerals Corp., Island Investment Corp. and Whitey Bear Trust, as a Group. (Incorporated by reference, Annual Report on Form 10-KSB for year ended December 31, 1996, File No. 0-9416, Exhibit 10.27).

     10.28 First Amendment to the Joint Venture Agreement of Zeus No. 1 Investments, a California general partnership, dated August 15, 1996.(Incorporated by reference, Annual Report on Form 10-KSB for year ended December 31, 1996, File No. 0-9416, Exhibit 10.28)

     10.29 Letter Agreement, dated September 5, 1996, by and between Mrs. Audrey I. Hayden and Gems & Minerals Corp.; Letter Agreement dated September 12, 1996, by and between Mrs. Audrey I. Hayden and the Company. (Incorporated by reference, Annual Report on Form 10-KSB for year ended December 31, 1996, File No. 0-9416,
               Exhibit 10.29)

     10.30 Assignment, dated September 26, 1996, by Gems & Minerals Corp. in favor of the Company (incorporated by reference, Quarterly Report on Form 10-QSB for Quarter Ended September 30, 1996, File No. 0-9416, Exhibit A)

     10.31 Secured Promissory Note, dated September 26, 1996, by the Company in favor of Gems & Minerals Corp. in the principal amount of $600,000 (Incorporated by reference, Quarterly Report on Form 10-QSB, for the Quarter Ended September 30, 1996, File No. 0-9416, Exhibit B)

     10.32 Amendment dated November 19, 1996, mining lease and Option to Purchase, dated November 12, 1996, between the Company and Mrs. Dorothy Kennec. (Incorporated by reference, Annual Report on Form 10-KSB for year ended December 31, 1996, File No. 0-9416, Exhibit 10.31).

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

               (Incorporated by reference, Annual Report on Form 10-KSB for Year Ended December 31, 1995).

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

     28.3 Letter from Messrs., Bruce, Terry, Leif, and Lindsay Anderson dated June 2, 1994 waiving defaults under certain promissory notes. (Incorporated by reference, Annual Report on Form 10-K for Year Ended December 31, 1993, File No. 0-9416, Exhibit 23.)

     28.4 Letter from Gems & Minerals Corp. dated June 4, 1994 amending Zeus Joint Venture Agreement regarding waiver of joint venture defaults. (Incorporated by reference, Annual Report on Form 10-K for Year Ended December 31, 1993, File No. 0-9416, Exhibit 23.)

     28.5 Letter from Gems & Minerals Corp. dated March 27, 1995 amending Zeus Joint Venture Agreement regarding waiver of joint venture defaults and extending the upset date and promissory note due date. (Incorporated by reference, Annual Report on Form 10-K for Year Ended December 31, 1994, File No. 0-9416, Exhibit 28.5.)

     28.6 Letter from Messrs., Bruce, Terry, Leif and Lindsay Anderson dated March 27, 1995 waiving defaults under certain promissory notes and extending due dates on such notes to September 30, 1995 (Incorporated by reference, Annual Report on Form 10-K for Year Ended December 31, 1994, File No. 0-9416, Exhibit 28.6.)

     28.7 Letter from Anderson Chemical Company dated March 27, 1995 waiving defaults under certain promissory notes and extending due date on such notes to September 30, 1995. (Incorporated by reference, Annual Report on Form 10-K for Year Ended December 31, 1994, File No. 0-9416, Exhibit 28.6.) ------------

----------
* Filed herewith

Reports on Form 8-K

Current Report on Form 8K, dated March 5, 1997.
Current Report on Form 8K, dated October 20, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 WCM CAPITAL, INC.
                               (Formerly FRANKLIN CONSOLIDATED MINING CO., INC.)

                                            /s/ Robert Waligunda
April 15, 1999                             _____________________________________
                                           Robert Waligunda, President/Treasurer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/   Robert Waligunda
-------------------------
      Robert Waligunda                 Director, President        April 15, 1999
                                       and Treasurer

/s/  Richard Brannon
-------------------------
     Richard Brannon                   Vice President/Secretary   April 15, 1999

/s/   George Otten
--------------------------             Vice President             April 15, 1999
      George Otten

/s/   William C. Martucci              Director                   April 15, 1999
--------------------------
      William C. Martucci

/s/   Ronald Ginsberg                  Director                   April 15, 1999
--------------------------
      Ronald Ginsberg

/s/   Robert W. Singer                 Director                   April 15, 1999
--------------------------
      Robert W. Singer