Form 10KSB/A
period 1998-12-31
WCM CAPITAL INC
filed 1999-04-23
CIK 215913

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

      Statements of Cash Flows, Years Ended December 31, 1998 and 1997 and
      Cumulative Period From December 1, 1977 (Inception) to December 31, 1998                  F - 6


Notes to Financial Statements                                                                   F - 12

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
WCM Capital, Inc.


We have audited the balance sheets of WCM Capital, Inc. (formerly Franklin Consolidated Mining Co., Inc.) as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the accumulated amounts from inception through December 31, 1996, which includes an accumulated deficit as of December 31, 1996 of $(12,260,249). Those amounts were audited by other auditors whose report has been furnished to us and our opinion insofar as it relates to those accumulated amounts is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WCM Capital, Inc., and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise whose operations have generated recurring losses and cash flow deficiencies from inception and, as of December 31, 1998, has a substantial working capital deficiency. As a result, it was in default with respect to payments on several notes and on convertible debentures and substantially dependent on outside funding for financing. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 11 to the financial statements, the Company changed its method of valuing certain issuances of securities.




                                                        LAZAR LEVINE & FELIX LLP

New York, New York
April 13, 1999

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