Form 10QSB
period 1999-03-31
WCM CAPITAL INC
filed 1999-05-13
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1999                 Commission File No.  0-9416


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


76 Beaver Street, Suite 500, New York, New York              10005
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area code           (212) 344-2828


The Number of Shares Outstanding of Common Stock
$.01 Par Value, at March 31, 1999                              3,955,169


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

                                WCM CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                         March 31,     December 31,
                                                           1999            1998
                                                       ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                            $       --      $       --
                                                       ------------    ------------
  TOTAL CURRENT ASSETS                                         --              --

  Mining, milling and other property and equipment,
    net of accumulated depreciation and depletion of
    $2,112,192 and $2,105,515                             4,801,903       4,808,580
  Mining reclamation bonds                                  135,001         134,602
                                                       ------------    ------------
                                                       $  4,936,904    $  4,943,182
                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                $    607,116    $    654,164
  Payroll and other taxes payable                            29,960          29,960
  Convertible debentures                                    145,000         145,000
  Notes payable - related party and others                  218,965         218,965
  Note payable - related party                            1,313,551       1,191,586
                                                       ------------    ------------
  TOTAL CURRENT LIABILITIES                               2,314,592       2,239,675
                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
    100,000,000 shares authorized; 3,955,169 shares
             issued and outstanding                         988,793         988,793
  Additional paid-in capital                             17,414,755      17,414,755
  Deficit accumulated during the development stage      (15,781,236)    (15,700,041)
                                                       ------------    ------------
                                                          2,622,312       2,703,507
                                                       ------------    ------------
                                                       $  4,936,904    $  4,943,182
                                                       ============    ============


                  See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO MARCH 31, 1999
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                     from
                                                                     1999            1998          Inception
                                                                 ------------    ------------    ------------
REVENUES:
  Sales                                                          $       --      $       --      $    876,082
  Interest income                                                         399             980         549,094
  Other income                                                           --              --            79,397
                                                                 ------------    ------------    ------------

                                                                          399             980       1,504,573
                                                                 ------------    ------------    ------------

EXPENSES:
  Mine expenses and environmental remediation costs                    14,677          12,346       3,600,974
  Write-down of mining and milling and other property
    and equipment                                                        --              --         1,665,000
  Depreciation and depletion                                            6,677          30,495       2,307,541
  General and administrative expenses                                  25,642         101,494       6,274,019
  Interest expense                                                     34,599          27,095       1,176,078
  Amortization of debt issuance expense                                  --              --           683,047
  Equity in net loss and settlement of claims of Joint Venture           --              --         1,059,971
  Other                                                                  --              --           519,179
                                                                 ------------    ------------    ------------

                                                                       81,595         171,430      17,285,809
                                                                 ------------    ------------    ------------

NET LOSS                                                         $    (81,196)   $   (170,450)   $(15,781,236)
                                                                 ============    ============    ============


BASIC LOSS PER COMMON SHARE                                      $       (.02)   $       (.04)
                                                                 ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING                                 3,955,169       3,955,169
                                                                 ============    ============


                  See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO MARCH 31, 1999
                                   (Unaudited)

                                                                                             Cumulative
                                                                                                from
                                                                 1999           1998          Inception
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $    (81,196)   $   (170,450)   $(15,781,236)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and depletion                                   6,677          30,495       2,307,541
      Provision for bad debt                                        --              --           350,000
      Write-down of mining and milling and other
        property and equipment                                      --              --         1,400,000
      Amortization of debt issuance expense                         --              --           683,047
      Loss on Sale of Equipment                                     --              --           265,000
      Value of common stock issued for:
        Services and interest                                       --              --         1,934,894
        Settlement of litigation                                    --              --           100,000
        Settlement of claims by joint venture partner               --              --           936,000
        Compensation resulting from stock options granted           --              --           311,900
        Value of stock options granted for services                 --              --           112,500
        Equity in net loss of joint venture                         --              --           123,971
        Other                                                       --              --            (7,123)
      Changes in operating assets and liabilities:
        Interest accrued on mining reclamation bonds                (399)           (980)        (10,001)
        Accounts payable and accrued expenses                    (47,047)         99,840         869,332
                                                            ------------    ------------    ------------
  NET CASH USED IN OPERATING ACTIVITIES                         (121,965)        (41,095)     (6,404,175)
                                                            ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to mining, milling and other
    property and equipment                                          --              --        (5,120,354)
  Purchases of mining reclamation bonds, net                        --              --          (125,000)
  Deferred mine development costs and other expenses                --              --          (255,319)
                                                            ------------    ------------    ------------
  NET CASH USED IN INVESTING ACTIVITIES                             --              --        (5,500,673)
                                                            ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of common stock                                         --              --         8,758,257
  Issuance of underwriter's stock warrants                          --              --               100
  Commissions on sales of common stock                              --              --          (381,860)
  Purchases of treasury stock                                       --              --           (12,500)
  Payments of deferred underwriting costs                           --              --           (63,814)
  Proceeds from exercise of stock options                           --              --           306,300
  Issuance of convertible debentures and notes                      --              --         1,505,000
  Proceeds of advances from joint venture partner                   --              --           526,288
  Advances to joint venture partner                                 --              --          (181,017)
  Payments of debt issuance expenses                                --              --          (164,233)
  Proceeds of other notes and loans payable                      121,965          40,017       1,725,034
  Repayments of other notes and loans payable                       --              --          (120,000)
  Proceeds of loans from affiliate                                  --              --            55,954
  Repayments of loans from affiliate                                --              --           (48,661)
                                                            ------------    ------------    ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                      121,965          40,017      11,904,848
                                                            ------------    ------------    ------------

                                   (Continued)

                                WCM CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO MARCH 31, 1999
                                   (Unaudited)

                                                                                             Cumulative
                                                                                                from
                                                                1999            1998          Inception
                                                            ------------    ------------    ------------
DECREASE IN CASH                                            $       --      $     (1,078)   $       --

CASH - beginning of period                                          --             1,078            --
                                                            ------------    ------------    ------------

CASH - end of period                                        $       --      $       --      $       --
                                                            ============    ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                                             $       --      $      3,889    $    299,868
                                                            ============    ============    ============


                  See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of WCM CAPITAL, INC. (the "Company") as of March 31, 1999, and its results of operations and cash flows for the three months ended March 31, 1999 and 1998. Information included in the condensed balance sheet as of December 31, 1998 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (the"10-KSB") filed with the Securities and Exchange Commission. Certain terms used herein are defined in the 10-KSB. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

     The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations for the full year ending December 31, 1999.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As at March 31, 1999, the Company has an accumulated deficit of $15,781,236, current liabilities of $2,314,592, and a working capital deficiency of $2,314,592. Also, the Company was in default on the payment of the principal balance and accrued interest on certain notes and debentures and certain accounts payables are past due. In addition to the payment of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $20,000 per month plus interest during 1999. Such matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of the above uncertainty.

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

     There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM and its affiliates. In the event that the Company defaults on its obligations, USM may foreclose on the assets secured by the USM note. Such foreclosure actions by USM would have a material adverse effect on the future operations of the Company and the Company's ability to explore the Franklin Mines.

     Substantially all of the $4,801,903 of mineral properties and equipment included in the accompanying balance sheet as of March 31, 1999, is related to exploration properties. The ultimate realization of the Company's investment in exploration properties and equipment is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production.

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE 3 - NOTES PAYABLE RELATED PARTY AND OTHERS

     Notes payable related party and others consist of the following at March 31, 1999:

          12% unsecured demand note due to an affiliate of the
          former president of the Company                             $ 71,965
          Secured promissory note (a)                                   60,000
          Unsecured promissory notes (b)                                87,000
                                                                      --------
                                                                      $218,965
                                                                      ========

     (a) The outstanding principal balance of the note became payable on July 18, 1996 and the Company is in default. The note is guaranteed by certain officers of Gems and is collateralized through a subordinated security interest in the Company's mining reclamation bond. Interest on the note is payable based on the rate of interest applicable to the mining reclamation bond.

     (b) This principal amount represents four unsecured promissory notes comprised of one $36,000 note and three $17,000 notes payable. The Company assumed these obligations on November 25, 1997, as part of the acquisition from USM of the remaining interest in the Joint Venture. These notes were in default when assumed by the Company, and remain in default as of March 31, 1999. Interest is being accrued at rates between 8% and 17% per annum.

     Accrued   interest  on  the  above  notes  at  March  31,  1999  aggregated approximately $51,000.

NOTE 4 - CONVERTIBLE DEBENTURES

     The Company's convertible debt at March 31, 1999 consist of:

          12.25% convertible debenture originally due 12/31/94        $145,000

     As of March 31, 1999, the Company was in default with respect to the payment of the $145,000 principal balance of the debenture and accrued interest of approximately $71,000. As a result of its default, the Company is subject to and may be subject to further litigation by the Transfer Agent/Trustee under the Indenture Agreement or from debenture holders seeking immediate repayment of principal plus interest and other costs.
     Management cannot assure that there will be funds available for the required payments or what the effects will be of any actions brought by or on behalf of the debenture holders.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

     The Company had outstanding a 8% promissory note balance of $1,313,551, at March 31, 1999, which represents monies advanced to the Company by U.S. Mining, Inc. ("USM") and obligations assumed in connection with the contributions of Joint Venture interests in 1997. The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties, as well as its interests in the Hayden/Kennec Leases. The note is subject to successive 30-day extensions throughout 1998 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties because they can exert significant influence over the Company. Accrued interest at March 31, 1999 was approximately $117,000.

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


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

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

     Environmental Matters

     On January 31, 1997, the Company received approval from the DMG of its March 6, 1996 amended application and, as of the date hereof, the Company has no violations against it with respect to the Franklin Mines and Mill. In addition, the Company posted a $252,000 bond required by the DMG from an independent bonding company in exchange for (i) the deposit by the Company of $125,000 in a trust account maintained for the benefit of the bonding company, (ii) guarantees from the former Joint Venture partner and certain of its principals and (iii) the posting of a performance bond from an independent bonding company by one of the Joint Venture's contractors with respect to the completion of the technical and remediation work required by the regulatory authorities which was subsequently completed. As a result, management believes that substantially all of the necessary environmental and regulatory approvals have been obtained from DMG.

     As of March 31, 1999, there are no formal violations against the Company with respect to the Franklin Mines and Franklin Mill. However, there can be no assurance that the Company will be able to adequately comply with the conditions set forth in its permit approval or that future violations will not arise and that such violations will not lead to interruptions in operations at the Franklin Mines or Franklin Mill.

     Litigation

     The Company is involved in various litigation as explained below:

     (a) The Company and others are defendants in the action related to a dispute over fees for engineering consulting services supplied in the amount of approximately $268,000. The Court has remanded the case to arbitration. The case is currently in negotiation for settlement. An accrued liability of $135,000 which the Company estimates to be its portion of the total claim has been recorded in the accompanying December 31, 1998 and March 31, 1999 financial statements.

     (b) In September 1997, certain of the Company's 12.25% Convertible Debenture holders (see Note 6) instituted an action against the Company for payment of approximately $42,500 principal amount of its 12.25% Convertible Debentures plus accrued and unpaid interest totaling approximately $13,000 and other costs and expenses related thereto. The Company has answered the aforesaid complaint. Default was entered against the Company in the amount of $42,500 plus interest, costs and disbursements. The Company and USM have been negotiating with the debenture holders but to this point no settlement agreement has been reached. The continued default of the Company could result in the Company being subject to additional legal proceedings. In addition, there is no assurance that funds will be available to cure the default or reach an acceptable settlement.

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


Note 6 - COMMITMENTS AND CONTINGENCIES (Continued)

     (c) The Company is in litigation with Redstone Securities, Inc. ("Redstone") a company, which in the past had provided investment banking and consulting services to the Company. Redstone was issued stock as compensation for these services. Redstone alleged that it has been restricted by the Company in its efforts to sell and/or trade this stock. Redstone is now asserting claims for damages in an amount in excess of the market value of the 120,000 shares, as adjusted, of Company stock along with punitive damages (not less than $600,000) allegedly premised upon the Company's intentional conduct in restricting the sale of the aforementioned stock. Plaintiffs counsel has expressed a willingness to settle the present demand is approximately $350,000. Management of the Company feels Redstone's charges are unfounded and plans to vigorously defend against these charges. The shares received by Redstone are currently unrestricted. Attorneys for the Company feel minimal liability if any appears to exist, but in the unlikely event the Company is found 100% liable, damages most likely will be limited to $127,200. An unfavorable resolution of these matters could result in material liabilities or charges that have not been reflected in the accompanying financial statements.

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

     In order to mitigate the minimum bid price requirement the Company, on May 26, 1998 effectuated a twenty-five for one reverse stock split. After the reverse split the Company's stock price remained above the $1.00 minimum bid price requirement for the necessary ten-day period. On or about November 10, 1998, the Company received another notification about non-compliance with the minimum bid price requirement. During the month of January 1999, the Company's stock price maintained a bid price above $1.00 for ten consecutive days, thereby bringing it back into compliance.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

The Company had no active mining or milling operations during the first quarter of 1999, however, remediation work was substantially completed at the Franklin Mine and Mill in preparation for the anticipated commencement of mining operations.

Management estimates that the Company will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations and interest, at the rate of approximately $20,000 per month for the remainder of 1999.

U.S. Mining Co. and its affiliates have verbally pledged to provide financing to the Company on an as needed basis until on or about January 1, 2000. The Company cannot assure, however, that USM will fulfill its commitment to fund the Company's operations through January 2000. The funds received from USM and its affiliates will cover the general, administrative and other costs approximated at $20,000 per month plus interest. Additional monies raised from USM will help finance $750,000 of funds the Company estimates will be needed to ready the Franklin Mine and Milling properties for the commencement of extraction and milling. Additional funds will be needed to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM and its affiliates or that USM will fulfill its obligations to fund the Company through January 2000. In the event that the Company defaults on its obligations, USM may foreclose on the assets secured by the USM note. Such foreclosure actions by USM would have a material adverse effect on the future operations of the Company and the Company's ability to explore the Franklin Mines.

Results of Operations:
Three months ended March 31, 1999 and 1998

The Company had a net loss of $81,196 for the three months ended March 31, 1999 as compared to a net loss of $171,430 during the same period in 1998.

General and administrative expenses were $25,642 for the first quarter 1999 compared with $101,494 during the same period in 1998. This decrease was due to a substantial decrease in legal and professional fees, as well as settlements with venders resulting in a reduction of accounts payable of approximately $38,000.

Interest expense was $34,599 during the 1999 quarter as compared to $27,095 in the 1998 quarter. This increase was due to interest incurred on the USM note.


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

Interest income was $980 for the three months ended March 31, 1999 compared with $952 during the same period in 1997. Interest expense was $27,096 during the 1998 quarter as compared to $37,953 in the 1997 quarter. This decrease was due to interest incurred on notes in connection with the Gold Hill Mill and Newmineco acquisitions in 1997 but not during 1998.

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

In February, 1998, USM entered into an agreement with the Plaintiff Debentureholders agreeing to pay the Default plus certain additional costs in the event that the Company fails to pay the Default and USM consummates the Transaction with the Company. In the event that USM did not consummate the Transaction by July 12, 1998, USM agreed to pay the Plaintiff Debentureholders $5,100 for their agreement not to enter the Judgment against the Company or pursue the inquest. Plaintiff Debentureholders agreed not to enter the Judgment against the Company until July 12, 1998 or until USM notifies them that it will not pursue the Transaction.

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

The Company is currently in active settlement negotiations with Golder and BCCM; however, there can be no assurance that a final settlement will be reached.

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

Item 5. Other Information

     On or about January 11, 1999, USM executed into a letter of intent with agents for the Alamosa Mining and Leasing Company, Inc. and the Renegade, LLC to enter into a joint venture arrangement for the exploitation of the Shafter Mining Property in Clean Creek County, Colorado. This letter of intent was thereafter assigned to the Company on January 11, 1999.

After consultation with USM and completion of preliminary due diligence with respect to the feasibility of commencing mining operations at the Shafter Mining properties, the Company decided not to pursue this venture at this time and notified the other parties of its decision on or about April 1999.

Item 6. Exhibits and Reports on Form 8-K (all filed in original filing)

     A.   Exhibits

          (a)

     B.   Reports on Form 8-K

          NONE


                                    SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               WCM CAPITAL, INC.
                                (formerly FRANKLIN CONSOLIDATED MINING CO, INC.)



                                        /s/  Robert Waligunda
Date:    April 12, 1999                 -------------------------------
                                             Robert Waligunda
                                             President