Form 10QSB
period 1999-06-30
WCM CAPITAL INC
filed 1999-08-13
CIK 215913

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to _________

                         Commission File Number: 0-9416

                                WCM CAPITAL, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                            13-2879202
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                              Identification No.)

              76 Beaver Street, Suite 500, New York, New York 10005
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (212) 344-2828

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _X_   No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                      Outstanding at June 30, 1999
-----------------------                             ----------------------------
Common Stock, par value                                    3,955,169 Shares
    $.01 per share

     Transitional Small Business Format (check one); Yes ___ No _X_

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                WCM CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                         June 30,      December 31,
                                                           1999            1998
                                                       ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                            $         --    $         --
                                                       ------------    ------------

  TOTAL CURRENT ASSETS                                           --              --

  Mining, milling and other property and equipment,
    net of accumulated depreciation and depletion of
    $2,118,869 and $2,105,515                             4,795,226       4,808,580
  Mining reclamation bonds                                  135,673         134,602
                                                       ------------    ------------

                                                       $  4,930,899    $  4,943,182
                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                $    607,691    $    654,164
  Payroll and other taxes payable                            29,960          29,960
  Convertible debentures                                    145,000         145,000
  Notes payable - related party and others                  218,965         218,965
  Note payable - related party                            1,340,756       1,191,586
                                                       ------------    ------------

  TOTAL CURRENT LIABILITIES                               2,405,372       2,239,675
                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
    100,000,000 shares authorized; 3,955,169 shares
    issued and outstanding                                  988,793         988,793
  Additional paid-in capital                             17,414,755      17,414,755
  Deficit accumulated during the development stage      (15,878,021)    (15,700,041)
                                                       ------------    ------------

                                                          2,525,527       2,703,507
                                                       ------------    ------------

                                                       $  4,930,899    $  4,943,182
                                                       ============    ============


                  See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO JUNE 30, 1999
                                   (Unaudited)

                                                                Six Months                     Three Months             Cumulative
                                                              Ended June 30,                  Ended June 30,               From
                                                           1999            1998            1999            1998          Inception
                                                       ----------------------------    ----------------------------    ------------
REVENUES:
  Sales                                                $       --      $       --      $       --      $       --      $    876,082
  Interest income                                             1,071           5,363             672           4,383         549,766
  Other income                                                 --              --              --              --            79,397
                                                       ------------    ------------    ------------    ------------    ------------

                                                              1,071           5,363             672           4,383       1,505,245
                                                       ------------    ------------    ------------    ------------    ------------

EXPENSES:
  Mine expenses and environmental remediation costs          25,593          38,491          10,916          26,145       3,611,890
  Write-down of mining and milling and other
    property and equipment                                     --           265,000            --           265,000       1,665,000
  Depreciation and depletion                                 13,354          63,507           6,677          33,012       2,314,218
  General and administrative expenses                        69,424         215,220          43,782         113,726       6,317,801
  Interest expense                                           70,681          57,397          36,082          30,302       1,212,160
  Amortization of debt issuance expense                        --              --              --              --           683,047
  Equity in net loss and settlement of claims
    of Joint Venture                                           --              --              --              --         1,059,971
  Other                                                        --              --              --              --           519,179
                                                       ------------    ------------    ------------    ------------    ------------

                                                            179,052         639,615          97,457         468,185      17,383,266
                                                       ------------    ------------    ------------    ------------    ------------

NET LOSS                                               $   (177,981)   $   (634,252)   $    (96,785)   $   (463,802)   $(15,878,021)
                                                       ============    ============    ============    ============    ============


BASIC LOSS PER COMMON SHARE                            $       (.04)   $       (.16)   $       (.02)   $       (.12)
                                                       ============    ============    ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING                       3,955,173       3,955,173       3,955,173       3,955,173
                                                       ============    ============    ============    ============

                   See notes to condensed financial statements

                                WCM CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998 AND
            PERIOD FROM DECEMBER 1, 1976 (INCEPTION) TO JUNE 30, 1999
                                   (Unaudited)

                                                                                                                        Cumulative
                                                                                                                           from
                                                                                         1999             1998           Inception
                                                                                     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           $   (177,980)    $   (634,252)    $(15,878,020)

  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and depletion                                                           13,354           63,507        2,314,218
      Provision for bad debt                                                                 --               --            350,000
      Write-down of mining and milling and other
        property and equipment                                                               --            265,000        1,400,000
      Amortization of debt issuance expense                                                  --               --            683,047
      Loss on Sale of Equipment                                                              --               --            265,000
  Value of common stock issued for:
        Services and interest                                                                --               --          1,934,894
        Settlement of litigation                                                             --               --            100,000
        Settlement of claims by joint venture partner                                        --               --            936,000
        Compensation resulting from stock options granted                                    --               --            311,900
        Value of stock options granted for services                                          --               --            112,500
        Equity in net loss of joint venture                                                  --               --            123,971
        Other                                                                                --               --             (7,123)
      Changes in operating assets and liabilities:
        Interest accrued on mining reclamation bonds                                       (1,071)          (5,363)         (10,673)
        Accounts payable and accrued expenses                                              16,527          128,165          932,906
                                                                                     ------------     ------------     ------------
  NET CASH USED IN OPERATING ACTIVITIES                                                  (149,170)        (182,943)      (6,431,380)
                                                                                     ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to mining, milling and other
    property and equipment                                                                   --               --         (5,120,354)
  Purchases of mining reclamation bonds, net                                                 --               --           (125,000)
  Deferred mine development costs and other expenses                                         --               --           (255,319)
                                                                                     ------------     ------------     ------------
  NET CASH USED IN INVESTING ACTIVITIES                                                      --               --         (5,500,673)
                                                                                     ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of common stock                                                                  --               --          8,758,257
  Issuance of underwriter's stock warrants                                                   --               --                100
  Commissions on sales of common stock                                                       --               --           (381,860)
  Purchases of treasury stock                                                                --               --            (12,500)
  Payments of deferred underwriting costs                                                    --               --            (63,814)
  Proceeds from exercise of stock options                                                    --               --            306,300
  Issuance of convertible debentures and notes                                               --               --          1,505,000
  Proceeds of advances from joint venture partner                                            --               --            526,288
  Advances to joint venture partner                                                          --               --           (181,017)
  Payments of debt issuance expenses                                                         --               --           (164,233)
  Proceeds of other notes and loans payable                                               149,170          181,865        1,752,239
  Repayments of other notes and loans payable                                                --               --           (120,000)
  Proceeds of loans from affiliate                                                           --               --             55,954
  Repayments of loans from affiliate                                                         --               --            (48,661)
                                                                                     ------------     ------------     ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                               149,170          181,865       11,932,053
                                                                                     ------------     ------------     ------------

                                   (Continued)

                                WCM CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO JUNE 30, 1999
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

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 1 -  UNAUDITED INTERIM FINANCIAL STATEMENTS

          In the opinion of management,  the  accompanying  unaudited  condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of WCM CAPITAL, INC. (the "Company") as of June 30, 1999, and its results of operations and cash flows for the six and three months ended June 30, 1999 and 1998. Information included in the condensed balance sheet as of December 31, 1998 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "10-KSB") filed with the Securities and Exchange Commission. Certain terms used herein are defined in the 10-KSB. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

          The results of operations for the six and three months ended June 30, 1999 are not necessarily indicative of the results of operations for the full year ending December 31, 1999.

NOTE 2 -  BASIS OF PRESENTATION

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As at June 30, 1999, the Company has an accumulated deficit of approximately $15,878,000, current liabilities of $2,405,372, and a working capital deficiency of $2,405,372. Also, the Company was in default on the payment of the principal balance and accrued interest on certain notes and debentures and certain accounts payable are past due. In addition to the payment of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $20,000 per month plus interest during 1999. Such matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of the above uncertainty.

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

          There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM and its affiliates. In the event that the Company defaults on its obligations, USM may foreclose on the assets secured by the USM note. Such foreclosure actions by USM would have a material adverse effect on the Company's ability to continue operations.

          Substantially all of the approximately $4,800,000 of mineral properties and equipment included in the accompanying balance sheet as of June 30, 1999, is related to exploration properties. The ultimate realization of the Company's investment in exploration properties and equipment is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production.

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

          (b) This principal amount represents four unsecured promissory notes comprised of one $36,000 note and three $17,000 notes payable. The Company assumed these obligations on November 25, 1997, as part of the acquisition from USM of the remaining interest in the Joint Venture. These notes were in default when assumed by the Company, and remain in default as of June 30, 1999. Interest is being accrued at rates between 8% and 17% per annum.

               Accrued interest on the above notes at June 30, 1999 aggregated approximately $56,000.

NOTE 4 -  CONVERTIBLE DEBENTURES

          The Company's convertible debt at June 30, 1999 consist of:

               12.25% convertible debenture originally due 12/31/94     $145,000

          As of June 30, 1999, the Company was in default with respect to the payment of the $145,000 principal balance of the debenture and accrued interest of approximately $75,000. As a result of its default, the Company is subject to and may be subject to further litigation by the Transfer Agent/Trustee under the Indenture Agreement or from debenture holders seeking immediate repayment of principal plus interest and other costs. Management cannot assure that there will be funds available for the required payments or what the effects will be of any actions brought by or on behalf of the debenture holders. See "Note 6
          - Commitments and Contingencies; Litigation" below.

NOTE 5 -  NOTE PAYABLE - RELATED PARTY

          The Company had outstanding a 8% promissory note balance of $1,340,756, at June 30, 1999, which represents monies advanced to the Company by U.S. Mining, Inc. ("USM"), a company owned by a Company Director, and its affiliates, and obligations assumed in connection with the contributions of Joint Venture interests in 1997. The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties, as well as its interests in the Hayden/Kennec Leases. The note was subject to successive 30-day extensions throughout 1998 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS Financial, Inc., an affiliate of USM, assigned this note to USM. Accrued interest at June 30, 1999 was approximately $144,000.

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999





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

          To further secure the ability of the Company and the Joint Venture to utilize the leasehold covered by the Hayden/Kennec Leases, Gems and Minerals Corp. ("Gems") entered into an agreement with Mrs. Hayden to purchase her interest in the Hayden/Kennec Leases (the "Hayden Interest".) Gems had advised the Company that under Colorado Law, if an owner of 50% of mineral rights desires to exploit those rights, then the remaining 50% owner could not object to the exploitation of the rights, provided the non-participating owner received 50% of the net profits generated from such exploitation. Therefore, by acquiring the Hayden Interest, the Company would be free to exploit the leasehold interests comprising the Franklin mining properties irrespective of whether Mrs. Kennec elected not to renew her portion of the Hayden/Kennec Leases or sell her interest to the Company as per the terms of the Agreement. However, on or about November 11, 1997, Gems defaulted on its obligations under the terms of the purchase agreement and the agreement terminated.

          On November 13, 1997, Hayden entered into an agreement to sell the Hayden interests to USM for a purchase price of $75,000 (the "Hayden-USM Purchase Agreement"). The purchase price is evidenced by note, due on February 2, 1998. Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to extend the Hayden/Kennec Leases upon the same terms and conditions currently in effect through March 13, 1998. As of the date hereof, USM has not consummated the transaction contemplated by the Hayden-USM Purchase Agreement. Although the Hayden-USM Purchase Agreement has expired, USM has continued to make royalty payments to Mrs. Hayden pursuant to the terms of the Hayden-USM Purchase Agreement. No assurance can be given as to whether the Hayden-USM Purchase Agreement will be consummated. In the event that the Hayden-USM Purchase Agreement is not consummated, no assurance can be given that the Company will not loose its rights to the leasehold properties.

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

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 6 -  COMMITMENTS AND CONTINGENCIES (Continued)

          Environmental Matters

          On January 31, 1997, the Company received approval from the Colorado Department of Minerals and Geology ("DMG") of its March 6, 1996 amended application and, as of the date hereof, to management's knowledge, the Company has no violations against it with respect to the Franklin Mines and Mill. In addition, the Company posted a $252,000 bond required by the DMG from an independent bonding company in exchange for (i) the deposit by the Company of $125,000 in a trust account maintained for the benefit of the bonding company, (ii) guarantees from the former Joint Venture partner (the Franklin Mines and related assets previously were owned by a joint venture between the Company and another corporate partner) and certain of its principals and (iii) the posting of a performance bond from an independent bonding company by one of the Joint Venture's contractors with respect to the completion of the technical and remediation work required by the regulatory authorities which was subsequently completed. As a result, management believes that substantially all of the necessary environmental and regulatory approvals have been obtained from DMG.

          As of June 30, 1999, there are no formal violations against the Company with respect to the Franklin Mines and Franklin Mill. However, there can be no assurance that the Company will be able to adequately comply with the conditions set forth in its permit approval or that future violations will not arise and that such violations will not lead to interruptions in operations at the Franklin Mines or Franklin Mill.

          Litigation

          The Company is involved in various litigation as explained below:

          (a) The Company and others are defendants in the action related to a dispute over fees for engineering consulting services supplied in the amount of approximately $268,000. The Court has remanded the case to arbitration. The case is currently in negotiation for settlement. An accrued liability of $135,000 which the Company estimates to be its portion of the total claim has been recorded in the accompanying December 31, 1998 and June 30, 1999 financial statements

          (b) In September 1997, certain of the Company's 12.25% Convertible Debenture holders (see Note 6) instituted an action against the Company for payment of approximately $42,500 principal amount of its 12.25% Convertible Debentures plus accrued and unpaid interest totaling approximately $13,000 and other costs and expenses related thereto. The Company has answered the aforesaid complaint. Default was entered against the Company in the amount of $42,500 plus interest, costs and disbursements. The Company and USM have been negotiating with the debenture holders but to this point no settlement agreement has been reached. The continued default of the Company could result in the Company being subject to additional legal proceedings. In addition, there is no assurance that funds will be available to cure the default or reach an acceptable settlement.

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

Note 6 -  COMMITMENTS AND CONTINGENCIES (Continued)

          (c) The Company is in litigation with Redstone Securities, Inc. ("Redstone") a company, which in the past had provided investment banking and consulting services to the Company. Redstone was issued stock as compensation for these services. Redstone alleged that it has been restricted by the Company in its efforts to sell and/or trade this stock. Redstone is now asserting claims for damages in an amount in excess of the market value of the 120,000 shares, as adjusted, of Company stock along with punitive damages (not less than $600,000) allegedly premised upon the Company's intentional conduct in restricting the sale of the aforementioned stock On or about July 31, 1998, the Company answered the complaint and filed a cross complaint against Redstone alleging, among other things, abuse of process, fraud, breach of fiduciary duty, breach of contract and interference with prospective financial advantage. The Company believes that it sustained damages of approximately $6,000,000 plus costs and expenses. In June 1999, the parties, through their respective counsel, agreed to settle the matter. Pursuant to the proposed settlement, the Company agreed to pay Redstone $150,000 on or before September 7, 1999. As of the date hereof, the Company has not paid Redstone. In the event that such payment is not made by September 7, 1999, the litigation will proceed. An unfavorable resolution of these matters could result in material liabilities or charges that have not been reflected in the accompanying financial statements.

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

          On or about November 10, 1998, the Company received notification from NASDAQ that it was not in compliance with the minimum bid price requirement and had until February 10, 1999 to come into compliance. During the month of January, the Company's stock price maintained a bid price above $1.00 for ten consecutive days, thereby bringing it into compliance with NASDAQ rules.

          On or about June 9, 1999, the Company received notification from NASDAQ that it was not in compliance with the minimum bid price requirement and had until September 9, 1999 to come into compliance. During the middle and latter part of June, the Company's stock price maintained a bid price above $1.00 for ten consecutive days, thereby bringing it into compliance with NASDAQ rules. However, the price has since dropped below $1.00. No assurance can be given that the Company will continue to be in compliance with the minimum maintenance requirements for continued listing on NASDAQ.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Cautionary Statement on Forward-Looking Statements

Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein including, but not limited to, risks relating to changing economic conditions, changes in the prices of minerals, the results of development and testing of the properties and actual mining and other risks disclosed in this quarterly report.

The Company cautions readers that any such forward-looking statements are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements.

Liquidity and Capital Resources

The Company had no active mining or milling operations during the first and second quarters of 1999, however, remediation work was substantially completed at the Franklin Mine and Mill in preparation for the anticipated commencement of mining operations.

The Company has had recurring losses and cash flow deficiencies since inception. As at June 30, 1999, the Company had an accumulated deficit of approximately $15,878,000, current liabilities of $2,405,372, and a working capital deficiency of $2,405,372. Also, the Company was in default on the payment of the principal balance and accrued interest on certain notes and debentures and certain accounts payable are past due. In addition to the payment of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $20,000 per month plus interest during 1999. Moreover, the report of the Company's independent auditors on the audited financial statements as of and for the fiscal years ended December 31, 1998 and 1997 contained an explanatory paragraph concerning the Company's ability to continue as a going concern. Such matters raise substantial doubt about the Company's ability to continue as a going concern.

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

There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM and its affiliates or that USM will fulfill its obligations to fund the Company through January 2000. In the event that the Company defaults on its obligations, USM may foreclose on the assets secured by the USM note. Such foreclosure actions by USM would have a material adverse effect on the Company's ability to continue operating.

During the six months ended June 30, 1999 and 1998, USM, and its affiliates provided financing in the amount of $149,170 and 181,865, respectively, to finance cash flows from operating activities.

Results of Operations:

Six and Three Months Ended June 30, 1999 Compared to Six and Three Months Ended June 30, 1998

The Company had a net loss of $177,981 and $96,785 for the six and three months ended June 30, 1999 respectively, as compared to a net loss of $634,252 and $463,802 during the same periods in 1998. The loss in 1998 was higher due to a $265,000 loss on sale of the Gold Hill Mill Properties in 1998.

Mine expenses and environmental remediation costs were $25,593 and $10,916 for the six and three months ended June 30, 1999, respectively, compared to $38,491 and $26,145 during the same periods in 1998. this decrease was due to lower levels of activities in the 1999 periods.

General and administrative expenses were $69,424 and $43,782 for the six and three months ended June 30, 1999 respectively, compared with $215,220 and $113,726 during the same periods in 1998. This decrease was due to a substantial decrease in legal and professional fees, as well as settlements with venders resulting in a reduction of accounts payable of approximately $38,000.

Interest expense was $70,681 and $36,082 during the six and three months ended June 30, 1999 respectively, as compared to $57,397 and $30,302 during the same periods in 1998. This increase was due to interest incurred on the USM note.

                                     PART II

Item 1. Legal Proceedings

Convertible Debentures

On June 1, 1994, the Company advised its Transfer Agent/Trustee that the Company was not in compliance with certain of the terms of the indenture (the
"Indenture") relating to the Company's 12 1/4% Convertible Debentures (the "Debentures") in that it had not maintained current filings with the Securities and Exchange Commission (the "Commission") as required. Accordingly, the Transfer Agent/Trustee was instructed not to convert any of the Debentures into Common Stock of the Company until such time as the Company notified the Transfer Agent. The Company failed to make required sinking fund payments in 1994 and was unable to pay the principal balance of the Debentures due on December 31, 1994 resulting in default under the terms of the Indenture.

In  September  1997,  certain of the  Company's  12 1/4%  Convertible  Debenture holders, including the Hopis Trust (the "Plaintiff Debenture holders") instituted an action in the Supreme Court of the State of New York against the Company for payment on approximately $42,500 principal amount of Debentures plus accrued and unpaid interest totaling approximately $13,000 and other costs and expenses related thereto.

Thereafter, the Plaintiff Debenture holders moved for summary judgment against the Company. The Company did not to oppose the motion and default was entered against the Company in the amount of $42,500 plus interest, costs and disbursements (the "Default"). Moreover, the issue of attorney's fees were severed from the case and all to be set down for an inquest.

In February, 1998, USM entered into an agreement with the Plaintiff Debenture holders agreeing to pay the Default plus certain additional costs in the event that the Company fails to pay the Default and USM consummates its then contemplated transaction with the Company. In the event that USM did not consummate that transaction by July 12, 1998, USM agreed to pay the Plaintiff Debenture holders $5,100 for their agreement not to enter the Judgment against the Company or pursue the inquest. Plaintiff Debenture holders agreed not to enter the Judgment against the Company until July 12, 1998 or until USM notified them that it would not pursue the transaction.

On or about April 6, 1998, USM determined terminated its letter of intent to consummate the then contemplated transaction with the Company. Despite such termination, Plaintiff Debenture holders agreed to extend the terms of their agreement with USM through December 1998. As of date hereof, the Company is not aware of any further extension nor, to its knowledge has the Judgment been entered.

If the proposed settlement is not consummated, there can be no assurance that the Judgment will not be entered and the Company will be required to pay the amount of the Judgment, including any costs, interest, and penalties related thereto.

The continued default under the Debentures by the Company may result in Company being subject to additional legal proceedings by the Transfer Agent/Trustee under the Indenture or from other holders seeking immediate payment of the $102,500 plus related interest and penalties. While the Company hopes to cure the default or, in the alternative, reach an acceptable settlement arrangement with the holders, there can be no assurance that the funds will be available in the future to meet all of the Company's obligations.

Golder Litigation

On or about February 5, 1996, Bradley, Campbell, Carney & Madsen, P.C. ("BCCM"), Colorado counsel to the Company, Gems and Minerals Corp. ("Gems"), Zeus No. 1 Investments ("Zeus") - a California general partnership between the Company and Island Investment Corp., a Nevada corporation ("Island"), and Newmineco, entered into a contract with Golder Associates, Inc. ("Golder"), pursuant to which Golder agreed to perform certain services at the Mogul Mine (the "Mogul Tunnel Contract"). At the time of the Mogul Tunnel Contract, BCCM allegedly entered into said contract as an agent of Durango, the lessee of the Mogul Mine at that time.

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

The Company, Golder, and BCCM have arrived at a tentative settlement and settlement papers have been circulated; however, there can be no assurance that a final settlement will be effected.

Redstone Litigation

     On or about May 14, 1998, Redstone Securities Inc. ("Redstone") commenced an action against the Company in the Supreme Court of the State of New York, County of Nassau, Index No. 98-013668, claiming, among other things, breach of contract, fraudulent inducement, and unjust enrichment in connection with an Investment Banking Agreement dated August 28, 1996, between Redstone and the Company. The complaint requests relief in the amounts of not less than $600,000 plus punitive damages, costs, interest and other expenses. On or about July 31, 1998, the Company answered the complaint and filed a cross complaint against Redstone alleging, among other things, abuse of process, fraud, breach of fiduciary duty, breach of contract and interference with prospective financial advantage. The Company believes that it sustained damages of approximately
$6,000,000 plus costs and expenses. In June 1999, the parties, through their respective counsel, agreed to settle the matter. Pursuant to the proposed settlement, the Company agreed to pay Redstone $150,000 on or before September 7, 1999. As of the date hereof, the Company has not paid Redstone. In the event that such payment is not made by September 7, 1999, the litigation will proceed.

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

On or about June 9, 1999, the Company received notification from NASDAQ that it was not in compliance with the minimum bid price requirement and had until September 9, 1999 to come into compliance. During the middle and latter part of June, the Company's stock price maintained a bid price above $1.00 for ten consecutive days, thereby bringing it into compliance with NASDAQ rules. However, the price has since dropped below $1.00. No assurance can be given that the Company will continue to be in compliance with the minimum maintenance requirements for continued listing on NASDAQ

In the event that the Company cannot maintain its listing on the NASDAQ Small Cap Market, management is hopeful that the Company's Common Stock will qualify for trading on the Over-The-Counter/Bulletin Board ("OTC") market and the Company will make every effort to include its Common Stock on the OTC in the event of a delisting by NASDAQ.

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

Item 6. Exhibits and Reports on Form 8-K

     Form 8-K filed with the  Securities  and  Exchange  Commission  on June 25,
1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          WCM CAPITAL, INC.




                                                          /s/ Robert Waligunda
Date: August  13, 1999                                    ----------------------
                                                              Robert Waligunda
                                                              President