Form 10QSB/A
period 1999-06-30
WCM CAPITAL INC
filed 1999-08-23
CIK 215913

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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
                                   (Unaudited)

                                     ASSETS

                                                         June 30,      December 31,
                                                           1999            1998
                                                       ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                            $         --    $         --
                                                       ------------    ------------

  TOTAL CURRENT ASSETS                                           --              --

  Mining, milling and other property and equipment,
    net of accumulated depreciation and depletion of
    $2,118,869 and $2,105,515                             4,795,226       4,808,580
  Mining reclamation bonds                                  135,673         134,602
                                                       ------------    ------------

                                                       $  4,930,899    $  4,943,182
                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable and accrued expenses                $    670,691    $    654,164
  Payroll and other taxes payable                            29,960          29,960
  Convertible debentures                                    145,000         145,000
  Notes payable - related party and others                  218,965         218,965
  Note payable - related party                            1,340,756       1,191,586
                                                       ------------    ------------


  TOTAL CURRENT LIABILITIES                               2,405,372       2,239,675
                                                       ------------    ------------

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