Form 10QSB
period 1999-09-30
WCM CAPITAL INC
filed 1999-11-15
CIK 215913

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______


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

           Class                               Outstanding at September 30, 1999
  Common Stock, par value                              3,955,169  Shares
      $.01 per share


          Transitional Small Business Format (check one); Yes[_] No [X]

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

                                WCM CAPITAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                                  September 30,   December 31,
                                                                      1999           1998
                                                                  -------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                                       $       --      $       --
                                                                  ------------    ------------
  TOTAL CURRENT ASSETS                                                    --              --

  Mining, milling and other property and equipment,
    net of accumulated depreciation and depletion of
    $2,125,545 and $2,105,515                                        4,788,550       4,808,580
  Mining reclamation bonds                                             136,334         134,602
                                                                  ------------    ------------
                                                                  $  4,924,891    $  4,943,182
                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                           $    671,458    $    654,164
  Payroll and other taxes payable                                       29,960          29,960
  Convertible debentures                                               145,000         145,000
  Notes payable - related party and others                             218,965         218,965
  Note payable - related party                                       1,414,756       1,191,586
                                                                  ------------    ------------

  TOTAL CURRENT LIABILITIES                                          2,480,139       2,239,675
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
    100,000,000 shares authorized; 3,955,169 shares issued  and
    outstanding                                                        988,793         988,793
  Additional paid-in capital                                        17,414,755      17,414,755
  Deficit accumulated during the development stage                 (15,958,793)    (15,700,041)
                                                                  ------------    ------------
                                                                     2,444,755       2,703,507
                                                                  ------------    ------------
                                                                  $  4,924,891    $  4,943,182
                                                                  ============    ============

                  See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO SEPTEMBER 30, 1999
                                   (Unaudited)

                                                                      Nine Months              Three Months            Cumulative
                                                                   Ended September 30,       Ended September 30,         From
                                                                    1999        1998          1999         1998        Inception
                                                                 ---------    ---------    ---------    ---------     ------------
REVENUES:
  Sales                                                          $    --      $    --      $    --      $    --       $    876,082
  Interest income                                                    1,743       18,593          672       13,230          550,438
  Other income                                                        --           --           --           --             79,397
                                                                 ---------    ---------    ---------    ---------     ------------
                                                                     1,743       18,593          672       13,230        1,505,917
                                                                 ---------    ---------    ---------    ---------     ------------

EXPENSES:
  Mine expenses and environmental remediation costs                 38,992       52,796       13,399       14,305        3,625,289
  Write-down of mining and milling and other property
    and equipment                                                     --        265,000         --           --          1,665,000
  Depreciation and depletion                                        20,030      135,276        6,676       71,769        2,320,890
  General and administrative expenses                               93,442      301,322       24,018       86,102        6,341,819
  Interest expense                                                 108,031       89,505       37,350       32,108        1,249,510
  Amortization of debt issuance expense                               --           --           --           --            683,047
  Equity in net loss and settlement of claims of Joint Venture        --           --           --           --          1,059,971
  Other                                                               --           --           --           --            519,179
                                                                 ---------    ---------    ---------    ---------     ------------
                                                                   260,495      843,899      181,443      204,284       17,464,709
                                                                 ---------    ---------    ---------    ---------     ------------

NET LOSS                                                         $(258,752)   $(825,306)   $(180,771)   $(191,054)    $(15,958,792)
                                                                 =========    =========    =========    =========     ============

BASIC LOSS PER COMMON SHARE                                      $    (.07)   $    (.21)   $    (.02)   $    (.05)
                                                                 =========    =========    =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING                              3,955,173    3,955,173    3,955,173    3,955,173
                                                                 =========    =========    =========    =========

                   See notes to condensed financial statements

                                WCM CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND
         PERIOD FROM DECEMBER 1, 1976 (INCEPTION) TO SEPTEMBER 30, 1999

                                   (Unaudited)

                                                                                                                        Cumulative
                                                                                                                           from
                                                                                 1999                 1998               Inception
                                                                             ------------         ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $    (35,752)        $   (825,305)        $(15,958,792)

  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and depletion                                                    20,030              135,276            2,320,894
     Provision for bad debt                                                          --                   --                350,000
     Write-down of mining and milling and other
     property and equipment                                                          --                265,000            1,400,000
     Amortization of debt issuance expense                                           --                   --                683,047
     Loss on Sale of Equipment                                                       --                   --                265,000
   Value of common stock issued for:
     Services and interest                                                           --                   --              1,934,894
     Settlement of litigation                                                        --                   --                100,000
     Settlement of claims by joint venture partner                                   --                   --                936,000
     Compensation resulting from stock options granted                               --                   --                311,900
     Value of stock options granted for services                                     --                   --                112,500
     Equity in net loss of joint venture                                             --                   --                123,971
     Other                                                                           --                   --                 (7,123)
     Changes in operating assets and liabilities:
     Interest accrued on mining reclamation bonds                                  (1,743)             (18,594)             (11,345)
        Accounts payable and accrued expenses                                      17,295              199,937              933,674
                                                                             ------------         ------------         ------------
  NET CASH USED IN OPERATING ACTIVITIES                                          (223,170)            (243,686)          (6,505,380)
                                                                             ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to mining, milling and other
    property and equipment                                                           --                   --             (5,120,354)
  Purchases of mining reclamation bonds, net                                         --                   --               (125,000)
  Deferred mine development costs and other expenses                                 --                   --               (255,319)
                                                                             ------------         ------------         ------------
  NET CASH USED IN INVESTING ACTIVITIES                                              --                   --             (5,500,673)
                                                                             ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of common stock                                                          --                   --              8,758,257
  Issuance of underwriter's stock warrants                                           --                   --                    100
  Commissions on sales of common stock                                               --                   --               (381,860)
  Purchases of treasury stock                                                        --                   --                (12,500)
  Payments of deferred underwriting costs                                            --                   --                (63,814)
  Proceeds from exercise of stock options                                            --                   --                306,300
  Issuance of convertible debentures and notes                                       --                   --              1,505,000
  Proceeds of advances from joint venture partner                                    --                   --                526,288
  Advances to joint venture partner                                                  --                   --               (181,017)
  Payments of debt issuance expenses                                                 --                   --               (164,233)
  Proceeds of other notes and loans payable                                       223,170              242,608            1,826,239
  Repayments of other notes and loans payable                                        --                   --               (120,000)
  Proceeds of loans from affiliate                                                   --                   --                 55,954
  Repayments of loans from affiliate                                                 --                   --                (48,661)
                                                                             ------------         ------------         ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                       223,170              242,608           12,006,053
                                                                             ------------         ------------         ------------

                                   (Continued)

                                WCM CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO SEPTEMBER 30, 1999
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                    from
                                                          1999                  1998              Inception
                                                      ------------            --------            ----------
Inception

DECREASE IN CASH                                      $       --              $ (1,078)            $   --

CASH - beginning of period                                    --                 1,078                 --
                                                                              --------

CASH - end of period                                  $       --              $   --               $   --
                                                      ============            ========             ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                                       $       --              $  3,889             $299,868
                                                      ============            ========             ========

                  See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 1 -  UNAUDITED INTERIM FINANCIAL STATEMENTS

          In the opinion of management,  the  accompanying  unaudited  condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of WCM CAPITAL, INC. (the "Company") as of September 30, 1999, and its results of operations and cash flows for the nine and three months ended September 30, 1999 and 1998. Information included in the condensed balance sheet as of December 31, 1998 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (the"10-KSB") filed with the Securities and Exchange Commission. Certain terms used herein are defined in the 10-KSB. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

          The results of operations for the nine and three months ended September 30, 1999 are not necessarily indicative of the results of operations for the full year ending December 31, 1999.

NOTE 2 -  BASIS OF PRESENTATION

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As at September 30, 1999, the Company has an accumulated deficit of approximately $16,059,000, current liabilities of $2,480,139, and a working capital deficiency of $2,480,139. Also, the Company was in default on the payment of the principal balance and accrued interest on certain notes and debentures and certain accounts payable are past due. In addition to the payment of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $20,000 per month plus interest during the remainder of 1999. Such matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of the above uncertainty.

          U.S. Mining, Inc. ("USM") and its affiliates have pledged to provide financing to the Company on an as needed basis until on or about January 1, 2000. The funds received from USM and its affiliates will cover the general, administrative and other costs approximated at $20,000 per month plus interest. Notwithstanding the foregoing, USM has not committed to fund the Company past January 1, 2000. In the event that, subsequent to January 1, 2000, the Company is unable to obtain additional funding from USM or from any other funding source, the Company will be unable to continue its operations. In addition to the foregoing expenses, the Company estimates that it will need approximately $750,000 of funds to ready the Franklin Mine and Milling properties for the commencement of extraction and milling and it will need additional funds to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity. USM had indicated that it would assist the Company with regard to the $750,000 discussed above. However, USM has not renewed this offer past January 1, 2000 and, at this date, management has no reason to believe that USM actually will assist the Company with regard to the $750,000.

          There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM and its affiliates. In the event that the Company defaults on its obligations, USM may foreclose on the assets secured by the USM note. Such foreclosure actions by USM would have a material adverse effect on the Company's ability to continue operations.

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 2 -  BASIS OF PRESENTATION (Continued)

          Substantially all of the approximately $4,800,000 of mineral properties and equipment included in the accompanying balance sheet as of September 30, 1999, is related to exploration properties. The ultimate realization of the Company's investment in exploration properties and equipment is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production.

          See also, "Note 5 - Note Payable - Related Party" below.

NOTE 3 -  NOTES PAYABLE RELATED PARTY AND OTHERS

     Notes payable to related party and others consist of the following at September 30, 1999

     12% unsecured demand note due to an affiliate of the former
     president of the Company                                          $ 71,965
     Secured promissory note (a)                                         60,000
     Unsecured promissory notes (b)                                      87,000
                                                                      ---------
                                                                       $218,965

     (a) The outstanding principal balance of the note became payable on July 18, 1996 and the Company is in default. The note is guaranteed by certain officers of Gems and is collateralized through a subordinated security interest in the Company's mining reclamation bond. Interest on the note is payable based on the rate of interest applicable to the mining reclamation bond.

     (b) This principal amount represents four unsecured promissory notes comprised of one $36,000 note and three $17,000 notes payable. The Company assumed these obligations on November 25, 1997, as part of the acquisition from USM of the remaining interest in the Joint Venture. These notes were in default when assumed by the Company, and remain in default as of September 30, 1999. Interest is being accrued at rates between 8% and 17% per annum.

          Accrued interest on the above notes at September 30, 1999 aggregated approximately $61,000.

NOTE 4 -  CONVERTIBLE DEBENTURES

          The Company's convertible debt at September 30, 1999 consist of:

          12.25% convertible debenture originally due 12/31/94          $145,000

          As of September 30, 1999, the Company was in default with respect to the payment of the $145,000 principal balance of the debenture and accrued interest of approximately $80,000. As a result of its default, the Company is subject to and may be subject to further litigation by the Transfer Agent/Trustee under the Indenture Agreement or from debenture holders seeking immediate repayment of principal plus interest and other costs. Management cannot assure that there will be funds available for the required payments or what the effects will be of any actions brought by or on behalf of the debenture holders. See "Note 6 - Commitments and Contingencies; Litigation" below.

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 5 -  NOTE PAYABLE - RELATED PARTY

          The Company had outstanding a 8% promissory note (the "USM Note") and additional indebtedness (collectively, the "USM Indebtedness") with a balance of $1,414,756, at September 30, 1999, which represents monies advanced to the Company by USM, a company owned by a Company Director, and its affiliates, and obligations assumed in connection with the contributions of Joint Venture interests in 1997. The USM Note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties, as well as its interests in the Hayden/Kennec Leases. The USM Note was subject to successive 30-day extensions throughout 1998 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, an affiliate of USM assigned the USM Note to USM. Accrued interest at September 30, 1999 on the USM Indebtedness was approximately $171,000.


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

          On November 13, 1997, USM entered into an agreement with Hayden to purchase her interest in the Hayden/Kennec Lease for a purchase price of $70,000 (the "Hayden-USM Purchase Agreement"). The purchase price is evidenced by note, due on February 2, 1998. Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to extend the Hayden/Kennec Leases upon the same terms and conditions then in effect through March 13, 1998. As of the date hereof, USM has not consummated the transaction contemplated by the Hayden-USM Purchase Agreement. However, on October 4, 1999, Mrs. Hayden agreed to extend USM's time to complete the purchase under the Hayden-USM Purchase Agreement until January 12, 2000, provided USM continues to make payments to Mrs. Hayden at the rate of $1,000 per month through January 13, 2000. No assurance can be given as to whether the Hayden-USM Purchase Agreement will be consummated. In the event

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 6 -  COMMITMENTS AND CONTINGENCIES (Continued)

          that the Hayden-USM Purchase Agreement is not consummated the lease will become invalid and there is no assurance can be given that the Company will not lose its rights to the leasehold properties.

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

          As of September 30, 1999, there are no formal violations against the Company with respect to the Franklin Mines and Franklin Mill. However, there can be no assurance that the Company will be able to adequately comply with the conditions set forth in its permit approval or that future violations will not arise and that such violations will not lead to interruptions in operations at the Franklin Mines or Franklin Mill.

          Litigation

          The Company is involved in various litigations as explained below:

          (a) The Company and others are defendants in the action related to a dispute over fees for engineering consulting services supplied in the amount of approximately $268,000. The Court remanded the case to arbitration. The parties settled the matter in September 1999. Pursuant to the settlement, a third party purchased the Company's shares owned by plaintiff and the Company was released from liability. An accrued liability of $135,000, which the Company estimated to be its portion of the total claim, has been recorded in the accompanying December 31, 1998 and September 30, 1999 financial statements.

          (b) In September 1997, certain of the Company's 12.25% Convertible Debenture holders instituted an action against the Company for payment of approximately $42,500 principal amount of its 12.25% Convertible Debentures plus accrued and unpaid interest totaling approximately $13,000 and other costs and expenses related thereto. The Company has answered the aforesaid

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


Note 6 -  COMMITMENTS AND CONTINGENCIES (Continued)

          complaint. Default was entered against the Company in the amount of $42,500 plus interest, costs and disbursements. The Company and USM have been negotiating with the debenture holders but to this point no settlement agreement has been reached. The continued default of the Company could result in the Company being subject to additional legal proceedings. In addition, there is no assurance that funds will be available to cure the default or reach an acceptable settlement

     (c) The Company recently settled litigation with Redstone Securities, Inc. ("Redstone") a company, which in the past had provided investment banking and consulting services to the Company. Redstone was issued stock as compensation for these services. Redstone alleged that it has been restricted by the Company in its efforts to sell and/or trade this stock. Redstone asserted claims for damages in an amount in excess of the market value of the shares of Company stock along with punitive damages (not less than $600,000) allegedly premised upon the Company's intentional conduct in restricting the sale of the aforementioned stock. On or about July 31, 1998, the Company answered the complaint and filed a cross complaint against Redstone alleging, among other things, abuse of process, fraud, breach of fiduciary duty, breach of contract and interference with prospective financial advantage. The Company believed that it sustained damages of approximately $6,000,000 plus costs and expenses. In September 1999, the parties settled the matter. Pursuant to the settlement, a third party purchased the Company shares owned by Redstone and Redstone released the Company from liability.

     As a result of the settlements referred to in (a) and (c), the Company reversed accrued litigation expenses for $100,000. The $100,000 expense reduction is included in general and administrative expenses during the period September 30, 1999.


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

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

Note 6 -  COMMITMENTS AND CONTINGENCIES (Continued)

          During the middle and latter part of June, the Company's stock price maintained a bid price above $1.00 for ten consecutive days but subsequently dropped below $1.00. On September 17, 1999 NASDAQ notified the Company that it would delist the Company's Common Stock from the NASDAQ SmallCap Market on September 24, 1999. The Company appealed this decision before a NASDAQ Listing Qualifications Panel. The oral hearing was held on October 28, 1999 and the Company is waiting for its decision . However, at the hearing, the hearing Panel suggested that the Company effect a reverse split of its outstanding shares of Common Stock on a one-for-three basis to see if the bid price would rise above the $1.00 minimum bid price required for continued listing on the NASDAQ SmallCap Market. The Company has scheduled a Special Meeting of Stockholders for December 13, 1999 to approve such a reverse split. In addition, the Panel has requested additional information and documentation concerning certain of the Company's indebtedness. The Company is in the process of responding to this request. No assurance can be given that the NASDAQ Listing Qualifications Panel will not uphold NASDAQ's determination to delist the Company's Common Stock or that the Company will continue to be in compliance with the minimum maintenance requirements for continued listing on NASDAQ.

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

The Company has had recurring losses and cash flow deficiencies since inception. As at September 30, 1999, the Company had an accumulated deficit of approximately $15,959,000, current liabilities of $2,480,139, and a working capital deficiency of $2,480,139. Also, the Company was in default on the payment of the principal balance and accrued interest on certain notes and debentures and certain accounts payable are past due. In addition to the payment of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $20,000 per month plus interest during 1999. Moreover, the report of the Company's independent auditors on the audited financial statements as of and for the fiscal years ended December 31, 1998 and 1997 contained an explanatory paragraph concerning the Company's ability to continue as a going concern. Such matters raise substantial doubt about the Company's ability to continue as a going concern.

Management estimates that the Company will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations and interest, at the rate of approximately $20,000 per month for the remainder of 1999.

USM and its affiliates have verbally pledged to provide financing to the Company on an as needed basis until on or about January 1, 2000. The funds received from USM and its affiliates will cover the general, administrative and other costs approximated at $20,000 per month plus interest. Notwithstanding the foregoing, USM has not committed to fund the Company past January 1, 2000. In the event that, subsequent to January 1, 2000, the Company is unable to obtain additional funding from USM or from any other funding source, the Company will be unable to continue its operations. In addition to the foregoing expenses, the Company estimates that it will need approximately $750,000 of funds to ready the Franklin Mine and Milling properties for the commencement of extraction and milling and it will need additional funds to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity. USM had indicated that it would assist the Company with regard to the $750,000 discussed above. However, USM has not renewed this offer past January 1, 2000 and, at this date, management has no reason to believe that USM actually will assist the Company with regard to the $750,000

There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM and its affiliates or that USM will fulfill its obligations to fund the Company through January 2000. In the event that the Company defaults on its obligations, USM may foreclose on the assets secured by the USM Note. Such foreclosure actions by USM would have a material adverse effect on the Company's ability to continue operating.

During  the nine  months  ended  September  30,  1999  and  1998,  USM,  and its
affiliates   provided   financing   in  the  amount  of  $223,170  and  242,608,
respectively, to finance cash flows from operating activities.

Results of Operations:

Nine and Three Months Ended September 30, 1999 Compared to Nine and Three Months Ended September 30, 1998

The Company had a net loss of $258,752 and $80,771 for the nine and three months ended September 30, 1999 respectively, as compared to a net loss of $825,306 and $191,054 during the same periods in 1998. The loss in 1998 was higher due to a $265,000 loss on sale of the Gold Hill Mill Properties in 1998 and higher depreciation and depletion in 1998 ($135,276) than in 1999 ($20,030). In addition,  during  September  1999,  as a result of the  settlement  of  certain matters in litigation, the Company reversed accrued litigation expenses of $100,000. The $100,000 expense reduction is included in general and administrative expenses.

Mine expenses and environmental remediation costs were $38,992 and $13,399 for the nine and three months ended September 30, 1999, respectively, compared to $52,796 and $14,305 during the same periods in 1998. This decrease was due to lower levels of activities in the 1999 periods.

General and administrative expenses were $93,442 and $24,018 for the nine and three months ended September 30, 1999, respectively, compared with $301,322 and $86,102 during the same periods in 1998. This decrease was due to a decrease in legal and professional fees, as well as settlements with venders and certain lawsuits resulting in a reduction of accounts payable of approximately $138,000.

Interest expense was $108,031 and $37,350 during the nine and three months ended September 30, 1999, respectively, as compared to $89,505 and $32,108 during the same periods in 1998. This increase was due to interest incurred on the USM Indebtedness.

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

Thereafter, the Plaintiff Debenture holders moved for summary judgment against the Company. The Company did not oppose the motion and default was entered against the Company in the amount of $42,500 plus interest, costs and disbursements (the "Default"). Moreover, the issue of attorney's fees was severed from the case and all to be set down for an inquest.

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

If the proposed settlement ("Proposed Settlement") is not consummated, there can be no assurance that the Judgment will not be entered and the Company will be required to pay the amount of the Judgment, including any costs, interest, and penalties related thereto.

The continued default under the Debentures by the Company may result in Company being subject to additional legal proceedings by the Transfer Agent/Trustee under the Indenture or from other holders seeking immediate payment of the $102,500 plus related interest and penalties. While the Company hopes to cure the default or, in the alternative, reach an acceptable settlement arrangement with the holders, there can be no assurance that the funds will be available in the future to meet all of the Company's obligations. See "PART I. FINANCIAL INFORMATION; Item 1. Financial Statements; Note 6 - Commitments And Contingencies - Litigation ."

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

The parties settled the matter in September 1999 for $100,000. An accrued liability of $135,000 which the Company estimated to be its portion of the total claim has been recorded in the accompanying December 31, 1998 and September 30, 1999 financial statements See "PART I. FINANCIAL INFORMATION; Item 1. Financial Statements; Note 6 - Commitments And Contingencies - Litigation ."

Redstone Litigation

On or about May 14, 1998, Redstone Securities Inc. ("Redstone") commenced an action against the Company in the Supreme Court of the State of New York, County of Nassau, Index No. 98-013668, claiming, among other things, breach of contract, fraudulent inducement, and unjust enrichment in connection with an Investment Banking Agreement dated August 28, 1996, between Redstone and the Company. The complaint requests relief in the amounts of not less than $600,000 plus punitive damages, costs, interest and other expenses. On or about July 31, 1998, the Company answered the complaint and filed a cross complaint against Redstone alleging, among other things, abuse of process, fraud, breach of fiduciary duty, breach of contract and interference with prospective financial advantage. The Company believed that it sustained damages of approximately $6,000,000 plus costs and expenses. In September 1999, the parties settled the matter. Pursuant to the settlement, a third party purchased the Company shares held by Redstone for $150,000 and Redstone released the Company See "PART I. FINANCIAL INFORMATION; Item 1. Financial Statements; Note 6 - Commitments And Contingencies - Litigation

NASDAQ Delisting

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

On or about November 10, 1998, the Company received notification from NASDAQ hat it was not in compliance with the minimum bid price requirement and had until February 10, 1999 to come into compliance. During the month of January, the Company's stock price maintained a bid price above $1.00 for 10 consecutive days, thereby bringing it into compliance with NASDAQ rules.

On or about June 9, 1999, the Company received notification from NASDAQ that it was not in compliance with the minimum bid price requirement and had until September 9, 1999 to come into compliance.

During the middle and latter part of June, the Company's stock price maintained a bid price above $1.00 for ten consecutive days but subsequently dropped below $1.00. On September 17, 1999 NASDAQ notified the Company that it would delist the Company's Common Stock from the NASDAQ SmallCap Market on September 24, 1999. The Company appealed this decision before a NASDAQ Listing Qualifications Panel. The oral hearing was held on October 28, 1999 and the Company is waiting for its decision . However, at the hearing, the hearing Panel suggested that the Company effect a reverse split of its outstanding shares of Common Stock on a one-for-three basis to see if the bid price would rise above the $1.00 minimum bid price required for continued listing on the NASDAQ SmallCap Market. The Company has scheduled a Special Meeting of Stockholders for December 13, 1999 to approve such a reverse split. In addition, the Panel has requested additional information and documentation concerning certain of the Company's indebtedness. The Company is in the process of responding to this request. No assurance can be given that the NASDAQ Listing Qualifications Panel will not uphold NASDAQ's determination to delist the Company's Common Stock or that the Company will continue to be in compliance with the minimum maintenance requirements for continued listing on NASDAQ.

See "PART I. FINANCIAL INFORMATION; Item 1. Financial Statements; Note 7 - Subsequent Events - Nasdaq Notification."

In the event that the Company cannot maintain its listing on the NASDAQ Small Cap Market, management is hopeful that one or more market makers will take the requisite action to have the Company's Common Stock quoted on the Over-The-Counter Bulletin Board ("OTC") market and the Company will make every effort to assist in the process of having its Common Stock quoted on the OTC in the event of a delisting by NASDAQ.

In the event that the Company's Common Stock is delisted from NASDAQ, it may become subject to the "penny stock" trading rules. The penny stock trading rules impose additional duties and responsibilities upon broker-dealers recommends the purchase of a penny stock (by a purchaser that is not an accredited investor as defined by Rule 501(a) promulgated by the Commission under the Securities Act) or the sale of a penny stock. Among such duties and responsibilities, with respect to a purchaser who has not previously had an established account with the broker-dealer, the broker-dealer is required to (i) obtain information concerning the purchaser's financial situation, investment experience, and investment objectives, (ii) make a reasonable determination that transactions in the penny stock are suitable for the purchaser and the purchaser (or his independent adviser in such transactions) has sufficient knowledge and experience in financial matters and may be reasonably capable of evaluating the risks of such transactions, followed by receipt of a manually signed written statement which sets forth the basis for such determination and which informs the purchaser that it's unlawful to effectuate a transaction in the penny stock without first obtaining a written agreement to the transaction. Furthermore, until the purchaser becomes an established customer (i.e., having had an account with the dealer for at least one year or, the dealer had effected three sales or more of penny stocks on three or more different days involving three or more different issuers), the broker-dealer must obtain from the purchaser a written agreement to purchase the penny stock which sets forth the identity and number of shares of units of the security to be purchased prior to confirmation of the purchase. A dealer is obligated to provide certain information disclosures to the purchaser of penny stock, including (i) a generic risk disclosure document which is required to be delivered to the purchaser before the initial transaction in a penny stock, (ii) a transaction-related disclosure prior to effecting a transaction in the penny stock (i.e., confirmation of the transaction) containing bid and asked information related to the penny stock and the dealer's and salesperson's compensation (i.e., commissions, commission equivalents, markups and markdowns) connection with the transaction, and (iii) the purchaser-customer must be furnished account statements, generally on a monthly basis, which include prescribed information relating to market and price information concerning the penny stocks held in the customer's account. The penny stock trading rules do not apply to those transactions in which the broker-dealer or salesperson does not make any purchase or sale recommendation to the purchaser or seller of the penny stock.

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

Item 2.  Changes in Securities and Use of Proceeds

                    None.

Item 3.  Defaults Upon Senior Securities

                    None.

Item 4.  Submission of Matters to a Vote of Security Holders

                    None.

Item 5.  Other Information

                    None.


Item 6.  Exhibits and Reports on Form 8-K

                    Form 8-K filed with the Commission on June 25, 1999.


                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                          WCM CAPITAL, INC.


Date:    November 12,  1999                               s/Robert Waligunda
                                                          ----------------------
                                                            Robert Waligunda
                                                            President