Form 10KSB
period 1999-12-31
WCM CAPITAL INC
filed 2000-04-10
CIK 215913

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended 12/31/99                    Commission File No. 0-9416

                                WCM CAPITAL, INC.
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

State issuer's revenues for its most recent fiscal year.   $    -0-
                                                           -------------

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days

                                   $ 7,912,602

State the number of shares outstanding of each of issuers' class of common equity, as of the latest practical date.

                         1,318,767 as of March 15, 2000

DOCUMENTS INCORPORATED BY REFERENCE IN PART III - SIX

Transitional Small Business Disclosure Format (check one) Yes [_] No [X]

PART I                         TABLE OF CONTENTS                        PAGE


Item 1     Description of Business                                       03
Item 2     Properties                                                    07
Item 3     Legal Proceedings                                             17

Item 4     Submission of Matters to a Vote of Security Holders           22

PART II

Item 5     Market for Registrant's Common Equity and Related             24
           Stockholder Matters

Item 6     Management's Discussion and Analysis or Plan                  25
           of Operation

Item 7     Financial Statements                                       F-1/F-28

Item 8     Changes in and Disagreements with Accountants                 31
           on Accounting and Financial Disclosure


PART  III

Item 9     Directors, Executive Officers, Promoters, and Control         32
           Person; Compliance with Section 16(a) of the
           Exchange Act

Item 10    Executive Compensation                                        34

Item 11    Security Ownership of Certain Beneficial Owners               34
           and Management

Item 12    Certain Relationships and Related Transactions                35

PART IV

Item 13    Exhibits, Reports on Form 8-K                                 38

           Signatures                                                    41


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

                                     PART I



Item 1. Description of Business

General

The Company incorporated on December 1, 1976 under the laws of the State of Delaware, is engaged in the exploration, development and mining of precious and nonferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and nonferrous metal properties. The Company's principal mining property is the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine and extract all minerals located in approximately 51 owned and/or patented mining claims (the "Franklin Mines") and a crushing and flotation mill which is located on the site of the Franklin Mines (the "Franklin Mill"). While none of its properties were operational in fiscal year 1999, the Company continues its rehabilitation of the property in anticipation of the commencement of operations in the future.

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

On December 26, 1976, the Company acquired Gold Developers and Producers Incorporated, a Colorado corporation that leased 28-patented mining claims from Audrey and David Hayden and Dorothy Kennec pursuant to a mining lease and option to purchase, dated November 12, 1976 (hereinafter collectively referred to as the "Hayden/Kennec Leases"). In 1981, the Company commenced a rehabilitation program to extend and rehabilitate the shafts and tunnels in place at the Franklin Mines, install the Franklin Mill and search for and delineate a commercial ore body. The Company completed the Franklin Mill, which is capable of crushing, processing and concentrating approximately 150 tons of ore per 24-hour period, in 1983.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

Operations at the Company's Mining Properties

     (1)  The Franklin Mining Properties

During fiscal year 1998 and 1999, no mining or milling activities were conducted at the Franklin Mine. However, the Company continued its rehabilitation program and reclaimation program in anticipation of commencing operations. Specifically, the Company continued with its water monitoring programs and commissioned additional reports and research into claims located on the mining property. The Company has through fiscal year 1999, and will continue, through fiscal year 2000, to take steps toward bringing the Franklin Mine and Mill into operation.

Since its inception, the Company has spent significant monies constructing the Franklin Mill, rehabilitating the Franklin and Freighters Friend shafts and underground workings and constructing surface support facilities of the Franklin Mines. In recent years, the Company has (a) instituted a plan for quarterly ground water monitoring which includes surface water and ground water sampling plans, (b) taken steps to correct run-off problems associated with the Tailings Pond disposal areas currently located on the property, (c) reclaimed the lined tailings ponds located adjacent to the Franklin Mill, (d) set forth preliminary plans for the installation of a paste backfill system for tailings disposal and
(e) applied to the Colorado Division of Minerals and Geology, the state governing authority for mining and milling (the "DMG") for expansion of the permitted area at the Franklin Mines and Franklin Mill to allow for performance of certain of the remediation work outlined above. The Company believes that upon the institution of a paste backfill system, it will have adequate capacity for tailings disposal once operations commence. However, should additional tailings disposal areas be required, the Company may make application to the DMG to reopen the lined tailings ponds recently reclaimed. In addition, the Company has instituted an environmental protection plan containing emergency response plans for designated chemicals used on site and appropriate measures consistent with local government agencies to prevent damage to area wildlife form chemicals, toxic or acid forming materials and/or acid mine drainage. The Company's plan has been approved by the DMG.

Throughout 1999, inspections of the Franklin Mining properties revealed that certain reclaimation issues still remained outstanding at the property. Specifically, certain drainage problems and substandard linings at the tailings disposal areas created potential hazards and required protection measures be addressed. Tailings Pond No. 5 was of specific concern to the DMG. After several extensions had been granted, the Company was unable to complete all of the preventive work required by the DMG. Due to lack of funds, the Company has not been able to institute its paste backfill program, which it believes would alleviate the problems currently existing at its tailings disposal area.

On January 5, 2000, the Company submitted a letter to the DMG to clarify why, among other things, it has not completed all of the recommended preventive measures at the site, specifically with respect to its tailings ponds, and commenced operations. The Company explained its difficulty in obtaining needed financing to continue its reclaimation and remediation plans and to begin mining and milling operations at the Franklin Mines due to the depressed price of gold. Therefore, the Company


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99
concluded that it is economically unfeasible to mine and mill at the properties at this time. The Company further stated, however, that it did not wish to abandon its business plan or reclaim the property but rather intends to maintain the mine and mill site and to comply with all DMG regulations with hopes of restarting the mine and mill as soon as the price of gold makes it profitable to do so.

On February 7, 2000, the DMG responded to the Company's correspondence with a recommendation that the Company's mining permit be placed in Temporary
Cessation. Temporary Cessation is a limited period of non-production, which results when an operator plans to temporarily cease production for at least 180 days upon the filing of notice thereof with the DMG. In the event that a Temporary Cessation is granted, no further reclaimation work or mining work would be required for the duration of the Temporary Cessation, beyond basic maintenance and reclaimation required to keep the site from further deterioration. The DMG further indicated that should the Company choose to apply for Temporary Cessation, certain of the tailings pond area would be required to be stabilized and the groundwater and the stability of the tailings ponds must be protected from further deterioration. The DMG required that any notice of Temporary Cessation submitted must specifically address an alternative interim reclaimation plan for Tailings Pond No. 5 as well as outlining the temporary stabilization measures needed to comply with these requirements.

As recommended by the DMG, the Company requested for a change of status of its permit to Temporary Cessation. Following a meeting of the DMG and representatives of the Company held on February 10, 2000, the DMG set forth the measures in a letter, dated March 9, 2000, which must be taken by the Company to bring the site into compliance with groundwater regulations and to stabilize the tailings pond and site during the Temporary Cessation. The Company has been given until April 6, 2000 to submit a written commitment to complete all of the required actions by May 30, 2000 for its Temporary Cessation request to be granted. In addition, before coming out of Temporary Cessation, the Company must commit to determining whether the current conditions of its tailings disposal areas is adequate for further tailings disposal and in no event will the Franklin Mill be permitted to operate without prior approval by DMG of a comprehensive tailings disposal plan.

The Company has not conducted any significant commercial mining operations and, as a result, had not generated any significant revenues through December 31, 1999 from operations at the Franklin Mine. Therefore, the Company remains in the exploration stage. The Company, however, is hopeful that economically viable commercial mining operations at the Idaho Springs mining facilities can be conducted in the future, however, given the current economic climate, it is unlikely that the Company will commence operations in the year 2000. It is the Company's intention, however, to prepare for full-scale operations should the price of gold reach $350 per ounce or greater. The Companies will continue to work closely with Colorado state mining regulatory agencies in preparation and anticipation of full-scale operations at the Franklin Mines and Franklin Mill.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

(2)  Newmineco and the Mogul Mine

On September 26, 1996, the Company acquired a 20% interest in Newmineco from Gems & Minerals Corp., a former joint venture partner of the Company ("Gems") for a purchase price of $600,000 evidenced by an interest only note bearing interest at 9.5% per annum (the "Newmineco Note"). Newmineco was formed for the purpose of exploiting certain rights to a mining property known as the Mogul Mine evidenced by a Lease dated March 18, 1996, entered into between Island lessor/optionor as to the Muscat Lode claim only) as lessor (the "Rugg/Mogul Lease"). The Rugg/Mogul Lease was contributed to Newmineco prior to the acquisition by the Company of 20% of the LLC. The Company continues to maintain its interest in Newmineco but has been informed that the LLC has abandoned its plan to participate in the exploration of the Mogul Mine and no longer possesses the leasehold interest evidenced by the Rugg/Mogul Lease.

(3)  The Gold Hill Mill

In 1996, the Company acquired the Gold Hill Mill in hopes of increasing its milling capacity to mill ore extracted from the Franklin Mines and other mining properties in the region. However, in 1997, it became clear that the regulatory climate made it economically unfeasible to bring the Gold Hill Mill into operation. Recent changes in the laws governing milling and mining in Boulder County restrict the use of milling facilities located in Boulder County to processing ore recovered within the county only. These legal changes prohibited the Company from using the Gold Hill Mill for processing ore from the Franklin Mines.

Therefore, on or about June 5, 1998, the Company sold the Gold Hill Mill to Denver East Machinery Company ("Denver East") for an aggregate purchase price of $1,075,000. Payment of the purchase price was made by transferring certain property and equipment owned by Denver East having a fair market value of $725,000 a demand note in the aggregate principal amount of $350,000 which was payable to Denver East by Com, Inc., an affiliate of Gems (the "Denver East Note"). The Denver East Note is payable and accrues interest at a rate of 14% per annum. As of the date hereof, the Company has not made demand for payment under the terms of the Denver East Note nor does the Company expect to ever collect on such note due to Com, Inc.'s lack of funds.

Other Ventures

On or about January 11, 1999, US Mining, Inc. ("USM"), a Company wholly owned by Mr. William C. Martucci, a director of the Company executed a letter of intent with agents for the Alamosa Mining and Leasing Company, Inc. and the Renegade, LLC to enter into a joint venture arrangement for the exploitation of the Shafter Mining Property located in Clear Creek County, Colorado. The letter of intent was assigned to the Company on January 11, 1999.

After consultation with USM and completion of preliminary due diligence with respect to the feasibility of commencing mining operations at the Shafter Mining Property, the Company determined that it was not feasible to pursue this arrangement and notified the parties of its intent in April 1999.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

On January 18, 2000, the Company, Mr. William C. Martucci, a director of the Company and USM entered into an agreement whereby the Company would acquire USM in exchange for 7,473,013 shares of the Company. For more information regarding this transaction and the relationship of the Company with Mr. Martucci and USM, see Item 12. Certain Relationships and Related Transactions in Part II of this Report.

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

Employees and Technical Consultants

As of December 31, 1999, the Company had no full-time employees. The Company's executive officers serve as needed on a part-time basis for no compensation. With respect to operations at the Franklin Mines and Franklin Mill, technical personnel and other qualified consultants and experts are retained on a contract or consulting basis as needed. Management anticipates that as the Company's business develops, additional technical administrative staff may be hired as well as qualified geological and technical consultants on an as needed basis.

Item 2.  Properties

Glossary of Terms

Assay A chemical evaluation of metal content conducted after mining ore.

Backfill                                Mine   waste   which  is   disposed   of
                                        underground in a formerly mined area.

Chalcopyrite                            A mineral  containing  copper,  iron and
                                        sulphur.

Cyanidation  and Pulp  Recovery         The  process by which gold is  extracted
                                        in the milling process through the use of cyanide.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

Exploration stage                       Company   Companies   engaged   in   the
                                        preparation     of    an     Established
                                        commercially mineable deposit or reserve for its extract which are not in the production stage.

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

Massive Sulfides                        High quality ore.

Microcline gneiss
Mill A type of rock found at the Franklin Mine. The plant facility where the metals constituting the ore are removed from mined rock.


Mine Workings                           The areas where ore is being mined.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

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


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

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


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

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

Colorado Mining Properties

The property which constitutes the Franklin Mines consists of (i) leasehold interests in the mineral rights to 28 claims comprising approximately 322 acres evidenced by the Hayden/Kennec Leases and (ii) an additional 23 claims leased and/or purchased by the Company covering less than 100% of the mineral rights comprising approximately 20 additional acres, for a total of 51 claims over 340 acres. The Franklin properties include all improvements made by the Company thereon, including the Franklin Mill capable of supporting up to a 150 ton per day operation in its present state. The Company was also required to pay taxes and certain other expenses relating to the properties leased. Except with respect to the property leased under the Hayden /Kennec Leases, the Company does not intend to exploit any claims for which it holds less than a 100% interest. Management believes that it currently maintains adequate insurance for all of its mining properties.

Hayden/Kennec Leases

Under the original terms of the Hayden/Kennec Leases which expired in November 1996, the Company was required to pay an aggregate minimum royalty payment of $2000 or 5% of the net smelter royalties realized by the Company to Mrs. Hayden and Mrs. Kennec. The Company was also required to pay all other amounts with respect to the property including any tax liabilities. The Hayden/Kennec Leases also contained an option to purchase the leased mineral rights for a purchase price of $1,250,000 less all royalty payments made during the term of the lease. As of the expiration date, the Company had paid $480,000 in royalties, which would have set the option price at $770,000.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

In November 1996, the Company was granted a one-year extension of the Hayden/Kennec Leases under the same terms and conditions. On November 13, 1997, just prior to the expiration of the Hayden/Kennec leases, USM entered into an agreement with Mrs. Hayden to purchase her 50% interest (the "Hayden Interest") in the mineral rights (the "Purchase Agreement"). Mrs. Hayden had previously contracted to sell her interest to Gems & Minerals Corp., the Company: a former joint venture partner, however, Gems was unable to consummate the purchase in accordance with the terms of their agreement.

Pursuant to the Purchase Agreement, Mrs. Hayden agreed to sell to USM the Hayden Interest for $75,000, which would be evidenced by a note issued to Hayden by USM at the consummation of the sale. The Purchase Agreement also contained a provision which extended the Hayden/Kennec Leases with respect to the Hayden Interest until March 13, 1998 and which required USM to continue to pay the royalty payments required there under until the sale was consummated. As of the date hereof, USM has not consummated the purchase of the Hayden Interests; however, the terms of the Purchase Agreement remain in effect and Mrs. Hayden has agreed to further extend the Hayden/Kennec Leases with respect to the Hayden Interest through July 31, 2000. The Company has also been advised by USM that all royalty payments have been paid and will continue to be paid until the sale is consummated or the Purchase Agreement is terminated.

With respect to the 50% interest currently owned by Mrs. Kennec (the "Kennec Interest"), upon the expiration of the Hayden/Kennec Leases, the Company entered into an extension agreement with Mrs. Kennec to extend the Hayden/Kennec Leases as they pertain to the Kennec Interest until March 12, 1998. No further extensions have been granted and there can be no assurance that the Company will reach any further agreement with Mrs. Kennec regarding the Kennec Interest. While there can be no guarantee that the Company's failure to come to agreement with Mrs. Kennec regarding her interest will not have an adverse impact on the Company's ability to exploit the mineral rights evidenced by the Hayden/Kennec Leases, the Company has previously been advised that Colorado Law would permit the exploitation of the mineral rights so long as the non-participating owner (Mrs. Kennec) is paid whatever net profits are owed to her upon commencement of operations. Since USM is in a position to purchase the Hayden Interest and is controlled by Mr. Martucci, the Company is hopeful that its inability to come to an agreement with Mrs. Kennec with respect to the Kennec Interest will not preclude the Company from commencing mining operations.

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


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

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

The Idaho Springs and Central Mining District

Both the Idaho Springs and Central Mining Districts were discovered around 1860 and by 1900 were old mining districts. It has been estimated that these areas combined to produce in excess of five million ounces of gold and substantial amounts of silver, copper, lead and zinc during this period. Mining ceased in both districts around 1920. However, the United States Geological Survey indicates that the base of the mineralization has not been found in either of these mining districts. This means that the mineralization in the veins found throughout this region may continue to great depth and with modern mining techniques, stainless steel water pumps and better mining engineering it is possible that may of the mines that helped produce the five million ounces of gold in the last century can economically be opened and ore mined to greater depths.

There are at least four other mining projects being pursued in the Idaho Springs and Central City mining districts that may be available for purchase, joint venture or lease. The Company has been advised that two of these projects are located within three miles of the Franklin Mining properties. Currently, however, there is only one active mining project in this area. The Company believes there is tremendous development potential in the Idaho Springs and Central City mining districts and the key to successful development is the Franklin Mill. The Company is hopeful that nearby mining projects can be put into production and, together with ore mined at the Franklin Mines, can be processed at the Franklin Mill.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

Geology of the Franklin Mines

The rocks most commonly seen in the Franklin Mines are Pre-Cambrian age granite and microcline gneiss. Tertiary Period, monzonite, the most common of which is quartz monzonite, can be seen on the ninth level and are reported from lower levels in the Gem vein or Gem workings of the Franklin Mines. The general strike of the system is N75 degrees W with dips varying from 45 degrees to 79 degrees.

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

The Franklin mineral structure is generally a tabular structure in shape and consisting of several parallel to sub-parallel veins, striking in a westerly direction and dipping at 45 degrees to 79 degrees north. Its depth is unknown.

The J.L. Emerson Fault is a large regional structure, striking east to west and having an irregular plain that dips to the north at 45 degrees to 79 degrees. The J.L. Emerson Fault is associated throughout with a series of parallel to sub-parallel sigmoidal shaped fractures that may focus east or west on the principal fault plain. These fracture patterns are found on nearly all levels and represent important


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

Parallel mineralized fault fractures, the so-called "footwall" and "hanging wall" veins. Each of the principal veins has historically contributed to ore production in the Gem vein. A second set of true fissure veins of a later date and striking northeast and southwest interdict the J.L. Emerson Fault at several points, but does not cross. These veins are of unknown economic potential.

The mineral structures in the Franklin Mines are often large, but poorly defined. It was suggested that a core-drilling program be conducted at promising locations to determine potential mineral reserves therein. It was believed by management and Gems, its joint venture partner that much unexplored mineral potential exists in the Franklin Mine.

There is no assurance that additional reserves exist in other mineralized structures in the Franklin Mines until a systematic core-drilling program extends the mineralized zone(s) and a comprehensive economic evaluation based upon that work concludes economic feasibility.

The mineral valuation of the Franklin Mining property is taken from a 1993 Summary of Reserves Report by Gifford A. Dieterle, Geologist, dated December 7, and that year, the report states the proven and probable reserves as of 1987 are as follows using a margin of error of plus or minus 15% assuming metallurgical recovery of 90%.

     In place                                  173,486.60 Tons
     Broken ore (in stopes or on surface)        4,700.00 Tons
     Ore Mined or Milled since 1987              8,100.00 Tons
                                               ---------------
                                               186,286.60 Tons

     Average Grade of Gold:                    0.315 ounces per ton
     Average Grade of Silver:                  6.740 ounces per ton

The metallurgical recovery of gold from ore is estimated at 90%, distributed as follows:

                             56% in lead concentrate
                             31% in pyrite concentrate
                              3% in zinc concentrate

The metallurgical recovery of silver from ore is estimated at 90%, distributed as follows:

                             70% in lead concentrate
                             15% in zinc concentrate
                              5% in pyrite concentrate

Using the approximate value of gold in mid 1999 ($292/oz) and silver ($5/oz) the proven and probable reserves in Mr. Dieterle's report would represent approximately 58,680 ounces of gold and 1,255,572 ounces of silver having a gross value of approximately $ 23,412,418. It should be noted, however, that this valuation only recognizes the gold and silver values that can actually be sampled


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99
additional gold and silver that may be discovered by extending the Franklin mine workings either laterally or downward. It should also be noted that the current proven and probable gold and silver ore of the Franklin Mines that have been taken from the 1993 report filed by Mr. Dieterle and that it is possible that these reserves and any additional reserves discovered in the future may not be sufficient to produce significant profitable mining given the work and equipment necessary to extract and process the ore and the same and the current price of gold and silver.

As of the date hereof, the Company has not received any information that would require modification of the above table.

Operations

During the years 1998 and 1999, the Company continued its rehabilitation of the properties in anticipation of the commencement of operations. Further, the Company is continuing to seek strategic partners in this area to mill are mined at other properties in the region. The Company's plan is to commence operations by initially bringing to the surface 8000 tons of ore existing at the 5 level tunnel via the Freighters Friend Shaft. Management believes that an initial capital requirement of approximately $750,000 will be required to bring the mill into operations and possibly reach through to the discovery program of the multiple levels of the Franklin Mine.

USM and its affiliates have pledged to continue to provide financing to the Company on an as needed basis through December 31, 2000: this financing is in addition to the USM Advances made in 1998 and 1999. Other alternatives such as private placements, loans, or public offerings may be considered for future operating capital.

It is important to be aware that mining is a regulated business and compliance with regulatory requirements of the various agencies having jurisdiction over the Company's activities can cause delays in the schedules set by the Company for the installation of its facilities and performance of its reclaimation and remediation work. Moreover, regulatory requirements may require capital outlays in excess of those anticipated; thus adversely affecting the scope and timing of planned operations.

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


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

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

Offices of the Company

The Company maintains its executive offices, consisting of approximately 500 square feet, at 76 Beaver Street, Suite 500, New York, New York. The Company pays a monthly rental of $3,500 (on a month to month basis) for the office space, secretarial and other services provided to the Company pursuant to an oral agreement with a non-affiliate. The Company also maintains an office on site at the Franklin mine in Idaho Springs.

The Company's management anticipates this space will service the Company's needs for the foreseeable future and that, in the event such space should become unavailable in the future, the Company will be able to lease other suitable facilities on a reasonable basis.

Item 3. Legal Proceedings

Convertible Debentures

On June 1, 1994, the Company advised the Transfer Agent/Trustee that the Company was not in compliance with certain of the terms of the indenture (the
"Indenture") relating to the Company's 12 1/4% Convertible Debentures (the "Debentures") in that it had not maintained current filings with the


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

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

In February 1998, USM entered into an agreement with the Plaintiff Debentureholders agreeing to pay the Judgment plus certain additional costs in the event that the Company fails to pay the Judgment and USM consummates the Transaction with the Company. In the event that USM did not consummate the Transaction by July 12, 1998, USM agreed to pay the Plaintiff Debentureholders $5,100 for their agreement not to enter the Judgment against the Company or pursue the inquest. Plaintiff Debentureholders agreed not to enter the Judgment against the Company until July 12, 1998 or until USM notifies them that it will not pursue the Transaction.

On or about April 6, 1998, Martucci terminated his letter of intent to consummate the Transaction with the Company. Despite such termination, Plaintiff Debenture holders agreed to extend the terms of their agreement with USM through December 1998. As of date hereof, the Company is not aware of any further extension nor, to its knowledge has the Judgment been entered. If the proposed settlement is not consummated, there can be no assurance that the Judgment will not be entered and the Company will be required to pay the amount of the Judgment, including any costs, interest and penalties related thereto.

The continued default in the Debentures by the Company may result in Company being subject to additional legal proceedings by the Transfer Agent/Trustee under the Indenture or from other holders seeking immediate payment of the $102,500 plus related interest and penalties. While the Company hopes to cure the default or, in the alternative, reach an acceptable settlement arrangement with the holders, there can be no assurance that the funds will be available in the future to meet all of the Company's obligations.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

Golder Litigation

On or about February 5, 1996, Bradley, Campbell, Carney & Madsen, P.C., Colorado counsel to the Company, Gems, Zeus and Newmineco ("BCCM") entered into a contract with Golder Associates, "Mogul Tunnel Contract"). At the time of the Mogul Tunnel Contract, BCCM allegedly entered into said contract as an agent of Durango, the lessee of the Mogul Mine at that time.

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

On or about January 28, 1997, Golder commenced an action against BCCM, Zeus, the Company, Gems, Island, and Durango in the United States District Court of the District of Colorado to recover sums due and owing from the Defendants for breach of contract, breach of implied warranty, misrepresentation, negligent misrepresentation, default under the Golder note and quantum merit arising out of each of the Mogul Tunnel Contract and the Franklin Mine Contract. The Company is a named defendant to this litigation by virtue of its participation in the Zeus joint venture, it being joint and severally liable with Gems and Nuco as general partners in the Joint Venture.

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

The parties settled this matter in September 1999 and the litigation was discontinued, at no cost to the Company.

Environmental Matters

As of the date hereof, the Company has no formal violations against it with respect to the Franklin Mines and Franklin Mill. While there are no outstanding violations against the Company at this time, there can be no assurance that the Company will be able to adequately comply with the conditions set forth in its permit approval or that future violations will not arise and that such violations will not lead to interruptions in operations at the Franklin Mines or Franklin Mill.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

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

During the middle and latter part of June, the Company's stock price maintained a bid price above $1.00 for ten consecutive days but subsequently dropped below $1.00. On September 17, 1999 NASDAQ notified the Company that it would delist the Company's Common Stock from the NASDAQ SmallCap Market on September 24, 1999. The Company appealed this decision before a NASDAQ Listing Qualifications Panel whereby the panel required the Company to effectuate a reverse stock split of three-for-one as a condition for continued listing. The Company complied with the condition on or about December 17, 1999. On January 11, 2000 NASDAQ informed the Company that the Company's stock was now in compliance with the requirements for continued listing and that the stock would continue to be listed.

While the Company is currently in compliance with the minimum bid price requirement, there can be no assurance that in the future the company's common stock will, in the future be able to maintain such compliance. In the event that the Company cannot maintain compliance with the maximum bid price requirement the Company, may, in the future, be subject to delisting causing the Company's common stock to no longer be listed for trading on the NASDAQ Small Cap Market. However in such event, Management is hopeful that the Company's Common Stock will qualify for trading on the Over-The-Counter/Bulletin Board ("OTC") market and the Company will make every effort to include its Common Stock on the OTC in the event of a delisting by NASDAQ.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

In the event that the Company's Common Stock is traded on the OTC, it may become subject to the "penny stock" trading rules. The penny stock trading rules impose additional duties and a responsibility upon broker-dealers recommends the purchase of a penny stock (by a purchaser that is not an accredited investor as defined by Rule 501(a) promulgated by the Commission under the Securities Act) or the sale of a penny stock. Among such duties and responsibilities, with respect to a purchaser who has not previously had an established account with the broker-dealer, the broker-dealer is required to (i) obtain information concerning the purchaser's financial situation, investment experience, and investment objectives, (ii) make a reasonable determination that transactions in the penny stock are suitable for the purchaser and the purchaser (or his independent adviser in such transactions) has sufficient knowledge and experience in financial matters and may be reasonably capable of evaluating the risks of such transactions, followed by receipt of a manually signed written statement which sets forth the basis for such determination and which informs the purchaser that it's unlawful to effectuate a transaction in the penny stock without first obtaining a written agreement to the transaction. Furthermore, until the purchaser becomes an established customer (i.e., having had an account with the dealer for at least one year or, the dealer had effected three sales or more of penny stocks on three or more different days involving three or more different issuers), the broker-dealer must obtain from the purchaser a written agreement to purchase the penny stock which sets forth the identity and number of shares of units of the security to be purchased prior to confirmation of the purchase. A dealer is obligated to provide certain information disclosures to the purchaser of penny stock, including (i) a generic risk disclosure document which is required to be delivered to the purchaser before the initial transaction in a penny stock, (ii) a transaction-related disclosure prior to effecting a transaction in the penny stock (i.e., confirmation of the transaction) containing bid and asked information related to the penny stock and the dealer's and salesperson's compensation (i.e., commissions, commission equivalents, markups and markdowns) connection with the transaction, and (iii) the purchaser-customer must be furnished account statements, generally on a monthly basis, which include prescribed information relating to market and price information concerning the penny stocks held in the customer's account. The penny stock trading rules do not apply to those transactions in which the broker-dealer or salesperson does not make any purchase or sale recommendation to the purchaser or seller of the penny stock.

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


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

Redstone Litigation

On or about May 14, 1998, Redstone Securities Inc. ("Redstone") commenced an action against the Company in the Supreme Court of the State of New York, County of Nassau, Index No. 98-013668, claiming, among other things, breach of contract, fraudulent inducement, and unjust enrichment in connection with an Investment Banking Agreement dated August 28, 1996, between Redstone and the Company. The complaint requests relief in the amounts of not less than $600,000 plus punitive damages, costs, interest and other expenses. On or about July 31, 1998, the Company answered the complaint and filed a cross complaint against Redstone alleging, among other things, abuse of process, fraud, breach of fiduciary duty, breach of contract and interference with prospective financial advantage. In September 1999, the matter was settled whereby the Company agreed to lift the stop transfer order on the shares held by Redstone to allow Redstone the ability to sell those shares to an unaffiliated third party.

Item 4. Submission of Matters to a Vote of Security Holders

On May 21, 1998, the Company held a special meeting of stockholders to consider a proposal to amend the Company's Certificate of Incorporation to reverse split the Company's outstanding shares of common stock on a twenty-five for one basis. Of the 3,955,173 shares entitled to vote at the meeting, and before giving effect to the three-for-one reverse split in December 1999, 2,458,623 were presented either in person or by proxy constituting a quorum for purposes of conducting the business that was brought before the meeting. The Amended Certificate of Incorporation we filed with the Secretary of State of Delaware on October 16, 1998.

On October 12, 1998, the Company held its annual meeting of shareholders in New Jersey at which time the shareholders (i) re-elected Mr. Waligunda and elected William C. Martucci, Ronald Ginsberg and Robert W. Singer to the Board of Directors of the Company (ii) approved an amendment to the Certificate of Incorporation to change the name of the Company to "WCM Capital, Inc." and (iii) confirmed Lazar, Levine & Felix as independent auditors of the Company.

Of the 3,955,169 shares entitled to vote at the meeting, 2,458,623 were present either in person or by proxy constituting a quorum for purposes of conducting the business that was brought before the meeting. The following table sets forth the matters brought before the shareholders, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, if any, for each matter.


Matter                                             For         Against   Abstain

Election of William C.  Martucci As a Director   2,411,706      46,917      --

Election of Robert Waligunda as Director         2,443,750      14,873      --

Election of Ronald Ginsberg as a Director        2,411,718      46,905      --

Election of Robert W. Singer as a Director       2,411,714      16,476      --


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

Amendment to Certificate
Of Incorporation for
Name change                                      2,434,302      16,476   7,845

Confirmation of
Independent Auditors                             2,427,679      21,743   9,201

The Amended and Restated Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on October 16, 1998.

On November 15, 1999, the Company held its annual meeting of shareholders in Springfield, New Jersey at which time the shareholders (i) re-elected Messrs. Waligunda and Martucci, and elected William H. Wishinsky, Casey Myhre and John Bruno to the Board of Directors of the Company and (ii) confirmed Lazar, Levine & Felix as independent auditors of the Company.

Of the 3,991,107 shares entitled to vote at the meeting, 3,016,123 were present either in person or by proxy constituting a quorum for purposes of conducting the business that was brought before the meeting. The following table sets forth the matters brought before the shareholders, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, if any, for each matter.

Matter                                        For          Against      Abstain

Election of William C. Martucci             2,969,910      46,213          --
As a Director

Election of Robert Waligunda as Director    2,969,910      46,213          --

Election of William                         2,968,370      47,753          --
Wishinsky as a Director

Election of Casey                           2,968,370      47,753          --
Myhre as a Director

Election of John                            2,968,342      47,781          --
Bruno as a Director

Confirmation of
Independent Auditors                        2,962,757      42,205      11,161

On December 13, 1999, the Company held a special meeting of stockholders to consider a proposal to amend the Company's Certificate of Incorporation to reverse split the Company's outstanding shares of common stock on a three-for-one basis and to reduce the authorized capital of the Company


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99
from 100,000,000 to 40,000,000. Of the 3,991,107 shares entitled to vote at the meeting, 3,016,123 were presented either in person or by proxy constituting a quorum for purposes of conducting the business that was brought before the meeting. The amended Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on December 17, 1999.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The principal U.S. market on which shares of the Company Common Stock (all of which are of one class, $.01 per share) are traded on the small cap market on the National Association of Securities Dealers, Inc. Automated Quotation System (Symbol "WCMC"). For Information regarding possible delisting of the Company's Common Stock. See Item 3. Litigation NASDAQ Delisting.

The following table sets forth the range of high and low bid quotes of the Company's Common Stock per quarter since the beginning of fiscal year 1997 as reported by the National Quotation Bureau (which reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions). The following stock prices have been adjusted to reflect a one for twenty-five reverse stock split which occurred on May 26, 1998; but has not been adjusted to reflect a one-for-three reverse stock split effected on December 13, 1999 except as noted.

                                          High               Low
Quarter Ended                             Bid Price          Bid Price

March 31, 1997                               $5.50              $4.00
June 30, 1997                                $4.75              $4.00
September 30, 1997                           $5.50              $4.00
December 31, 1997                         $2.34375            $1.5625

March 31, 1998                             $1.5625            $1.5625
June 30, 1998                                $2.25            $1.5625
September 30, 1998                           $1.50              $1.00
December 31, 1998                           $0.875            $0.4375

March 31, 1999                              $1.125              $1.06
June 30, 1999                                $1.50            $0.4375
September 30, 1999                           $1.00            $0.9375
December 31, 1999                            $2.50              $1.00*

----------
* Takes into account one for three reverse split effective December 20, 1999


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

As of December 31, 1999, the approximate number of recordholders of the Company's Common Stock is 2,749 inclusive of those brokerage firms and/or clearinghouses holding the Company's Common Shares in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock issued and outstanding is 1,318,767 as of March 15, 2000. No dividends on Common Shares have ever been paid by the Company due to the lack of excess capital and the Company does not anticipate that dividends will be paid in the foreseeable future. In addition, pursuant to the terms of the Company's 12-1/4% Convertible Debentures, the Company, the Company is prohibited from paying dividends on its Common Stock unless and until it is no longer in default under the debentures.

Sales of Restricted Securities

In consideration of the extension of the Kennec portion of the Hayden Kennec Leases, the Company issued to Dorothy Kennec, 1,387 (as adjusted) shares of the Company Common Stock in April 1997. The stock was valued at $9.375 per share as adjusted having an aggregate value at the time of the extension agreement of $13,000. The common stock issued to Mrs. Kennec was issued as further consideration for the extension of the terms of the Hayden/Kennec Lease. The Company issued the common stock in reliance upon the exemption contained in
Section 4(2) of the Act. Mrs. Kennec is the 50% owner of the certain of the properties comprising the Franklin Mines that the Company has leased for over 20 years. No offering of common stock was made to any persons other to Mrs. Kennec. As a result of her relationship to the Company, Mrs. Kennec had access to all information regarding the Company, including all documents, public records, books, and accounts of the Company and was able to ask questions of and receive answers from representatives of the Company regarding the same. Mrs. Kennec understood the risk inherent in an investment in the Company, was acquiring the stock for her own account, not with a view of distribution thereof, and thoroughly understood and was willing to bear all the risks related to ownership of the Company's securities.

On September 26, 1996, the Company acquired a 20% interest in Newmineco from Gems for a purchase price of $600,000 evidenced by an interest only note bearing interest at 9.5% per annum. On February 10, 1997, the Company made its election to convert the amounts owing on the Newmineco Note into Common Stock of the Company at a conversion price of $5.85 per share (after giving effect to adjustment to the price of the stock subsequently made as a result of reverse stock split). The Company issued to such holders an aggregate of 102,564 (as adjusted) shares of Common Stock of the Company in full satisfaction of the Company's obligations under the Newmineco Note. The shares were issued in accordance with an exemption from registration afforded by Section 4(2) under the Act.

Item 6. Management's Discussion and Analysis or Plan of Operation

CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, Management believes that certain of the matters discussed in this Annual Report for the year ended December 31, 1999 are "forward looking



WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99
risks and uncertainties which cause actual results to differ materially from those discussed herein including, but not limited, risks relating to changing economic conditions, change in price of disclosed in this Annual Report. The Company cautions readers that any such forward-looking statements are based upon management's current expectations and beliefs but are not guaranties of future performance. Actual results could differ materially from those expressed or implied in forward-looking statements.

The Company is engaged in the business of investing and participating in the development of commercial mining and milling operations primarily at leased properties in or near Idaho Springs, Colorado.

During 1998 and 1999, remediation work was performed and completed at the Franklin Mines and the Franklin Mill in preparation for the commencement of mining operations at the Franklin Mines.

The Company has not commenced commercial operations at the Franklin Mine since its inception. Therefore, the Company remains in the exploration stage and has not generated significant revenues on a sustained basis since its inception. The Company did not realize any revenues based on sales in 1999 and 1998. Since the abandonment of its participation in Newmineco, the Company will no longer recognize income or losses based on its proportionate equity interest in these entities. The Company is entitled to receive 100% of the income generated from the Franklin Mines, if any, once production is commenced less any royalty payments due to Mrs. Kennec with respect to the mineral rights owned by her.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations principally through equity and debt and monies provided through its relationship with USM and its affiliates during 1998 and 1999. The Company has derived no income from its mining and milling investments, which, as of December 31, 1999, were comprised of investments in the assets and rights related to the Franklin Mines and Mill. As of December 31, 1999, the Company had borrowed $1,470,295 from USM.

The Company had total current liabilities as of December 31, 1999 of $2,553,200, including $1,470,295 constituting the principal balance of the USM Note, convertible debentures with a principal amount of $145,000 and other notes payable with a principal balance of $218,965. In addition to the payment of its current liabilities, the Company incurred general, administrative and other costs and expenditures related to any mining and milling operations, at the rate of approximately $25,000 per month in 1999 and expect to incur additional administrative expenses of approximately $20,000 per month plus interest in 2000.

During 1999 and 1998, USM and its affiliates advanced approximately $278,000 and $237,000, respectively, on behalf of the Company. These monies were used to, among other things, pay for legal and accounting fees in connection with public filings and necessary general and administrative


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99
expenses. USM has continued to fund the Company directly or indirectly since 1997. USM and its affiliates have verbally pledged to provide financing to the Company on an as needed basis through December 31, 2000. The Company believes based on prior performance and the acquisition agreement entered into in January 2000 that USM will fulfill its commitment to fund until December 31, 2000. It is anticipated that the funds received from USM and its affiliates will cover the general, administrative and other costs, which Management estimates will be approximately $20,000 per month for the year 2000. Management cannot assure however, that USM will provide $750,000 of funding which Management estimates will be needed to ready the Franklin Mine and Milling properties for the commencement of extraction and milling. Additional funding will be needed to ready the properties for operations and to support operations once mining and milling commence to finance operations as well as upgrade the processing facilities to allow for an increase in ore processing capacity.

The Hayden/Kennec Leases cover mineral rights to 28 mining claims over 322 acres of the Franklin Mining properties. Currently, the Hayden/Kennec Leases are expired; however, the terms of the Purchase Agreement between USM and Hayden extend the terms of the Hayden/Kennec Leases as they relate to the Hayden interests upon the same terms and conditions of the Hayden/Kennec Leases. Therefore, USM has advanced, and is continuing to advance, $1,000 royalty payment to Mrs. Hayden on a monthly basis as required by the Hayden/Kennec Leases. As of the date hereof, the Company has not reached any agreement with Mrs. Kennec concerning her portion of the leasehold. For further information regarding the Hayden/Kennec Leases, See Item 2. Properties-Hayden/Kennec Leases.

Under the terms of the Hayden/Kennec Leases, the Company would have been required to pay $777,000 to Mrs. Hayden and Mrs. Kennec in order to exercise the purchase options set forth therein as of November, 1997 when the lease expired. Presently, the Company is unable to make such payment; notwithstanding, Management is optimistic that it will maintain its access to the leased mineral rights represented by the Hayden/Kennec Leases given the Purchase Agreement between Mrs. Hayden and USM. USM has advised the Company that it is current with its payments to Mrs. Hayden and the Company, based upon the prior commitments and past payment history of USM, believes that USM will continue to make the necessary royalty payments to Mrs. Hayden until the purchase of Mrs. Hayden's leasehold interest is consummated.

In the absence of liquid resources, cash flows from operations and any other commitments for debt or equity financing, Management believes that the ability of the Company to continue to maintain its permit and properties will be dependent upon the provision of financing by USM and its affiliates; however, it cannot assure that USM will continue to finance the Company through December 2000. Management believes that the Company will remain dependent on USM and its affiliates as its primary source of financing for its operations until such time, if any, as the Company can secure additional funding and can receive cash flows from operations.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

Management believes that it has obtained all of the necessary environmental and regulatory recently applied for a Temporary Cessation of its permit until such time as economically viable operations can be commenced at the Franklin Mining properties and the Company can obtain commitments to adequately finance its operations.

Management believes that mining will be economically feasible if and when gold prices should rise to $350 per ounce. There can be no assurance that the price of gold will rise to this price level in the near future. Additionally, the Company will need at least $750,000 in capital to adequately prepare the property for operations and to hire the necessary personnel.

Plan of Operations

For the remainder of fiscal 2000, the Company plans to (i) continue its rehabilitation and remediation work to maintain its properties and permit (ii) seek possible joint ventures with neighboring mines and (iii) work to secure additional funding for its operations.

In the event that the Company should acquire additional working capital, then the Company will initiate a reconfiguration program at the Franklin Mill to expand mill capacity to processing 300 tons of ore per day and initiate core drilling programs to substantiate additional proven ore reserves; however, there can be no assurance that additional funding will be available or adequate to take such action.

Results of Operations 1999 vs. 1998.

The Company had no active mining or milling operations during 1999.

The Company had a net loss of $501,926 for 1999 as compared to a net loss of $1,531,317 during 1998. The decrease of $1,029,391 was attributable to:

(a) A decline in mine expenses and remediation costs from $62,560 (1998) to $34,812 (1999) resulted from a decrease in mine site activities.

(b) Loss on sales and impairment losses on property and equipment in 1998 of $465,000 which declined to $130,000 in 1999, a reduction of $335,000.

(c) Depreciation expense declining from $146,355 in 1998 to $60,746 in 1999 due to a reduction in property and equipment from the recognition of impairment losses and property disposals.

(d) General and administrative expenses decreasing from $642,592 in 1998 to $233,829 in 1999, a cost savings of $408,763. This decrease resulted principally from a decline in two costs, bad debt expense and legal fees. During 1998, a bad debt expense of $350,000 was recognized attributable to the note receivable from the sale of the Gold Hill Mill Properties. During 1999, no bad debt expense was incurred. In addition, legal fees declined to approximately $91,000 (1999) from approximately $149,000 (1998), a reduction of approximately $58,000.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

(e) Other expenses of $100,000 (1998) were attributable to an accrual for the settlement of certain litigation. Such accrual was reversed in 1999 when the litigation was settled.

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


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

Item 7. Financial Statements and Supplementary Data

The index to Financial Statements appears on page F-1.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)







                                    - INDEX -






                                                                                          Page(s)
                                                                                          -------

Report of Independent Auditors                                                            F - 2

Financial Statements:

      Balance Sheets, December 31, 1999 and 1998                                          F - 3

      Statements of Operations, Years Ended December 31, 1999 and 1998 and
      Cumulative Period From December 1, 1977 (inception) to December 31, 1999            F - 4

      Statements of Stockholders' Equity, Years Ended December 31, 1999 and 1998 and
      Cumulative Period From December 1, 1977 (inception) to December 31, 1999            F - 5

      Statements of Cash Flows, Years Ended December 31, 1999 and 1998 and
      Cumulative Period From December 1, 1977 (inception) to December 31, 1999            F - 6


Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders
WCM Capital, Inc.
New York, New York


We have audited the balance sheet of WCM Capital, Inc. (formerly Franklin Consolidated Mining Co., Inc.) as of December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the accumulated amounts from inception through December 31, 1998, which includes an accumulated deficit as of December 31, 1998 of ($15,700,041). Those amounts were audited by other auditors whose report has been furnished to us and our opinion insofar as it relates to those accumulated amounts is based solely on the report of the other auditors. The financial statements of WCM Capital, Inc. as of December 31, 1998 were audited by other auditors whose report dated April 13, 1999 on those statements included an explanatory paragraph that described the going concern uncertainty discussed in Note 1 to the financial statements.

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

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WCM Capital, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is an exploration stage enterprise whose operations have generated recurring losses and cash flow deficiencies from inception and, as of December 31, 1999, has a substantial working capital deficiency. As a result, it was in default with respect to payments on several notes and on convertible debentures and wholly dependent on outside funding to finance current operations. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  these
uncertainties.



EHRENKRANTZ STERLING & CO., LLC
Certified Public Accountants
Livingston, New Jersey
March 28, 2000

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                   - ASSETS -
                                                                                       DECEMBER 31
                                                                               ----------------------------
                                                                                   1999            1998
                                                                               ------------    ------------
CURRENT ASSETS:
       Cash                                                                    $       --      $       --
                                                                               ------------    ------------

TOTAL CURRENT ASSETS                                                                   --              --
                                                                               ------------    ------------

OTHER ASSETS:
       Mining, milling and other property and equipment, net of accumulated
           depreciation and depletion of $2,166,261 and $2,105,515                4,617,834       4,808,580

       Mining reclamation bonds                                                     137,016         134,602
                                                                               ------------    ------------

                                                                               $  4,754,850    $  4,943,182
                                                                               ============    ============

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                   $    689,049    $    654,164
       Payroll and other taxes payable                                               29,960          29,960
       Convertible debentures                                                       145,000         145,000
       Notes payable - related companies and others                                 218,965         218,965
       Note payable - U.S. Mining, Inc.                                           1,470,295       1,191,586
                                                                               ------------    ------------

TOTAL CURRENT LIABILITIES                                                         2,553,269       2,239,675
                                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Common stock, par value $.01 per share; 40,000,000 shares authorized;
           1,318,767 shares issued and outstanding                                   13,188         329,598
       Additional paid-in capital                                                18,390,360      18,073,950
       Deficit accumulated during the exploration stage                         (16,201,967)    (15,700,041)
                                                                               ------------    ------------
                                                                                  2,201,581       2,703,507
                                                                               ------------    ------------

                                                                               $  4,754,850    $  4,943,182
                                                                               ============    ============

            See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS





                                                                                        Years Ended              Cumulative
                                                                                        December 31           December 1, 1977
                                                                               ----------------------------   (inception) through
                                                                                   1999           1998        December 31, 1999
                                                                               ------------    ------------   ------------------
REVENUES:
       Sales                                                                   $       --      $       --      $    876,082
       Interest income                                                                2,414           3,920         551,109
       Other income                                                                    --             4,397          79,397
                                                                               ------------    ------------    ------------
                                                                                      2,414           8,317       1,506,588
                                                                               ------------    ------------    ------------

EXPENSES:
       Mine expenses and environmental remediation costs                             34,812          62,560       3,621,110
       Loss on sale/write-down of mining and milling and other property
           and equipment                                                            130,000         465,000       1,795,000
       Depreciation and depletion                                                    60,746         146,355       2,361,610
       General and administrative expenses                                          233,829         642,592       6,482,206
       Interest expense                                                             144,953         123,127       1,286,432
       Amortization of debt issuance expense                                           --              --           683,047
       Equity in net (income) loss and settlement of claims of Joint Venture           --              --         1,059,971
       Other                                                                       (100,000)        100,000         419,179
                                                                               ------------    ------------    ------------
                                                                                    504,340       1,539,634      17,708,555
                                                                               ------------    ------------    ------------

NET LOSS                                                                       $   (501,926)   $ (1,531,317)   $(16,201,967)
                                                                               ============    ============    ============


BASIC LOSS PER COMMON SHARE                                                    $       (.38)   $      (1.16)
                                                                               ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING                                               1,318,767       1,318,390
                                                                               ============    ============


            See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY            Page 1 of 5


                                                                                          Deficit
                                                                                        Accumulated
                                                                          Additional    During the
                                                               Common      Paid-in      Exploration     Treasury
                                                   Shares      Stock       Capital         Stage          Stock          Total
                                                  --------   ---------   -----------    -----------    -----------    -----------
Issuance of common stock:
         Cash                                        8,268   $      83   $    43,017    $      --      $      --      $    43,100
         Non-cash:
              Related parties                       49,332         493         8,757           --             --            9,250
              In exchange for shares of Gold
                  Developers and Producers, Inc.    58,400         584        16,850           --             --           17,434
                  Net loss                            --          --            --          (45,584)          --          (45,584)
                                                  --------   ---------   -----------    -----------    -----------    -----------
Balance, December 31, 1977                         116,000       1,160        68,624        (45,584)          --           24,200

Issuance of common stock:
         Pursuant to public offering, net of
              underwriting expenses of $11,026      31,368         314       283,681           --             --          283,995
         Cash                                       12,000         120       242,757           --             --          242,877
         Non-cash                                      268           2         4,998           --             --            5,000
Net loss                                              --          --            --          (66,495)       (66,495)
                                                  --------   ---------   -----------    -----------    -----------    -----------
Balance, December 31, 1978                         159,636       1,596       600,060       (112,079)          --          489,577

Issuance of common stock:
         Cash                                       12,368         124       441,126           --             --          441,250
         Non-cash - related parties                  2,132          21        59,979           --             --           60,000
         Non-cash - other                              356           4        13,346           --             --           13,350
Net loss                                              --          --            --         (128,242)          --         (128,242)
                                                  --------   ---------   -----------    -----------    -----------    -----------
Balance, December 31, 1979                         174,492       1,745     1,114,511       (240,321)          --          875,935

Issuance of common stock:
         Cash                                       15,452         154       839,846           --             --          840,000
         Non-cash                                    3,176          32       118,968           --             --          119,000
Net loss                                              --          --            --         (219,021)          --         (219,021)
                                                  --------   ---------   -----------    -----------    -----------    -----------
Balance, December 31, 1980                         193,120       1,931     2,073,325       (459,342)          --        1,615,914

Issuance of common stock:
         Cash                                        3,500          35       262,465           --             --          262,500

Issuance of common stock:
         Cash                                        7,706          77       557,923           --             --          558,000
         Non-cash                                    1,387          14       103,986           --             --          104,000
         Commission on sale of common stock           --          --         (57,300)          --             --          (57,300)
Net loss                                              --          --            --         (288,105)          --         (288,105)
                                                  --------   ---------   -----------    -----------    -----------    -----------
Balance, December 31, 1981                         205,713       2,057     2,940,399       (747,447)          --        2,195,009


            See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY            Page 2 of 5


                                                                                                Deficit
                                                                                              Accumulated
                                                                                Additional    During the
                                                                     Common       Paid-in      Exploration   Treasury
                                                          Shares      Stock       Capital         Stage        Stock       Total
                                                        ---------   ---------   -----------    -----------    -------   -----------
Issuance of common stock:
         Cash                                              11,480   $     115   $   764,011    $      --      $  --     $   764,126
         Non-cash                                           2,160          22       161,978           --         --         162,000
         Commission on sale of common stock                  --          --         (56,075)          --         --         (56,075)
Net loss                                                     --          --            --         (287,291)      --        (287,291)
                                                        ---------   ---------   -----------    -----------    -------   -----------
Balance, December 31, 1982                                219,353       2,194     3,810,313     (1,034,738)      --       2,777,769

Issuance of common stock:
         Cash                                              16,975         170     1,189,380           --         --       1,189,550
         Non-cash                                             944           9        70,825           --         --          70,834
         Exercise of stock options by:
              Related parties                               3,567          35       267,465           --         --         267,500
              Others                                           52           1         3,999           --         --           4,000
         Commission on sale of common stock                  --          --        (124,830)          --         --        (124,830)
Net loss                                                     --          --            --         (749,166)      --        (749,166)
                                                        ---------   ---------   -----------    -----------    -------   -----------
Balance, December 31, 1983                                240,891       2,409     5,217,152     (1,783,904)      --       3,435,657

Issuance of common stock:
         Cash                                              16,023         160     1,151,540           --         --       1,151,700
         Non-cash                                             367           3        27,497           --         --          27,500
         Exercise of stock options by related parties       2,667          27       199,973           --         --         200,000
         Commission on sale of common stock                  --          --         (90,950)          --         --         (90,950)
Net loss                                                     --          --            --         (301,894)      --        (301,894)
                                                        ---------   ---------   -----------    -----------    -------   -----------
Balance, December 31, 1984                                259,948       2,599     6,505,212     (2,085,798)      --       4,422,013

Issuance of common stock:
         Cash                                               5,618          56       300,023           --         --         300,079
         Non-cash                                             133           2         7,498           --         --           7,500
         Exercise of stock options by:
              Related parties                               2,667          27       149,973           --         --         150,000
              Others                                           12           0           750           --         --             750
         Commission on sale of common stock                  --          --          (3,462)          --         --          (3,462)
Net loss                                                     --          --            --         (133,929)      --        (133,929)
                                                        ---------   ---------   -----------    -----------    -------   -----------
Balance, December 31, 1985                                268,378       2,684     6,959,994     (2,219,727)      --       4,742,951

            See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          STATEMENTS OF STOCKHOLDERS'         EQUITY Page 3 of 5





                                                                                            Deficit
                                                                                           Accumulated
                                                                             Additional    During the
                                                                  Common      Paid-in      Exploration     Treasury
                                                       Shares     Stock       Capital         Stage         Stock         Total
                                                     ---------   --------   -----------    -----------    ---------    -----------
Issuance of common stock:
         Cash                                            7,587   $     76   $   300,424    $      --      $    --      $   300,500
         Non-cash - related parties                      2,133         21        79,979           --           --           80,000
         Non-cash - others                               1,800         18        53,982           --           --           54,000
Net loss                                                  --         --            --         (227,788)        --         (227,788)
                                                     ---------   --------   -----------    -----------    ---------    -----------
Balance, December 31, 1986                             279,898      2,799     7,394,379     (2,447,515)        --        4,949,663

Issuance of common stock:
         Cash                                           34,725        347     1,286,954           --           --        1,287,301
         Non-cash - related parties                      2,695         27        70,873           --           --           70,900
         Non-cash - other                                  500          5        37,245           --           --           37,250
         Commission on sale of common stock               --         --        (110,243)          --           --         (110,243)
Net loss                                                  --         --            --         (730,116)        --         (730,116)
                                                     ---------   --------   -----------    -----------    ---------    -----------
Balance, December 31, 1987                             317,818      3,178     8,679,208     (3,177,631)        --        5,504,755

Issuance of common stock - non-cash - related
         parties                                         2,666         27        49,973           --           --           50,000
Net loss                                                  --         --            --         (386,704)        --         (386,704)
Purchase of 666 shares of treasury stock -
         at cost                                          --         --            --             --        (12,500)       (12,500)
                                                     ---------   --------   -----------    -----------    ---------    -----------
Balance, at December 31, 1988                          320,484      3,205     8,729,181     (3,564,335)     (12,500)     5,155,551

Issuance of common stock:
         Cash                                            9,040         90       110,410           --           --          110,500
         Non-cash - others                               3,782         38        33,828           --           --           33,866
         Non-cash -related parties                       2,800         28        31,472           --           --           31,500
         Private placement:
              Cash                                      30,333        303         22447           --           --           22,750
              Debt issuance expense                       --         --         455,000           --           --          455,000
              Conversion of debentures                  14,000        140       104,860           --           --          105,000
              Exercise of stock options                  4,000         40        44,960           --           --           45,000
         Commission on sale of common stock               --         --          (1,500)          --           --           (1,500)
         Compensation resulting from stock options
              granted                                     --         --          39,000           --           --           39,000
Net loss                                                  --         --            --       (1,279,804)        --       (1,279,804)
                                                     ---------   --------   -----------    -----------    ---------    -----------
Balance, December 31, 1989                             384,439      3,844     9,569,658     (4,844,139)     (12,500)     4,716,863


            See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY            Page 4 of 5


                                                                                            Deficit
                                                                                          Accumulated
                                                                           Additional     During the
                                                                 Common     Paid-in       Exploration     Treasury
                                                      Shares     Stock      Capital          Stage         Stock         Total
                                                     --------   -------   ------------    ------------    --------    ------------
Sale of underwriter's stock warrants                     --     $  --     $        100    $       --      $   --      $        100
Issuance of common stock:
         Cash                                           4,467        45         45,180            --          --            45,225
         Non-cash - others                                531         5          5,973            --          --             5,978
         Conversion of debentures                       2,133        22         31,978            --          --            32,000
Net loss                                                 --        --             --        (1,171,962)       --        (1,171,962)
                                                     --------   -------   ------------    ------------    --------    ------------
Balance, December 31, 1990                            391,570     3,916      9,652,889      (6,016,101)    (12,500)      3,628,204

Issuance of common stock:
         Cash - others                                 23,995       240         96,691            --          --            96,931
         Cash - related parties                        24,000       240         89,760            --          --            90,000
         Non-cash - others                             15,783       158         59,029            --          --            59,187
         Conversion of debentures                      49,747       498        625,502            --          --           626,000
         Exercise of stock options                      3,333        33         12,467            --          --            12,500
         Conversion of notes payable                    3,333        33         14,967            --          --            15,000
Net loss                                                 --        --             --          (764,926)       --          (764,926)
                                                     --------   -------   ------------    ------------    --------    ------------
Balance, December 31, 1991                            511,761     5,118     10,551,305      (6,781,027)    (12,500)      3,762,896

Issuance of common stock:
         Cash - others                                 26,959       269        169,339            --          --           169,608
         Cash - related parties                         8,400        84         48,916            --          --            49,000
         Non-cash - others                             23,062       231        365,827            --          --           366,058
         Non-cash - related parties                       161         2            604            --          --               606
         Non-cash - exercise of options by related
              parties                                  27,333       273        102,227            --          --           102,500
         Conversion of debentures                       7,200        72        161,928            --          --           162,000
         Commission on sale of common stock -
              related parties                            --        --           (7,123)           --          --            (7,123)
Net loss                                                 --        --             --        (1,343,959)       --        (1,343,959)
                                                     --------   -------   ------------    ------------    --------    ------------
Balance, December 31, 1992                            604,876     6,049     11,393,023      (8,124,986)    (12,500)      3,261,586

Issuance of common stock:
         Cash - others                                 11,645       116        133,848            --          --           133,964
         Cash - related parties                        10,360       104         77,596            --          --            77,700
         Non-cash - others                              2,000        20         14,980            --          --            15,000
         Non-cash - settlement of litigation           13,333       133         99,867            --          --           100,000
         Non-cash - exercise of options by related
              parties                                   2,667        27          9,973            --          --            10,000
         Conversion of debentures                       1,867        19         34,981            --          --            35,000
         Conversion of loan                             1,333        13          9,987            --          --            10,000
Net loss                                                 --        --             --          (797,619)       --          (797,619)
                                                     --------   -------   ------------    ------------    --------    ------------
Balance, December 31, 1993                            648,081     6,481     11,774,255      (8,922,605)    (12,500)      2,845,631


            See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY            Page 5 of 5


                                                                                              Deficit
                                                                                            Accumulated
                                                                              Additional    During the
                                                                  Common       Paid-in      Exploration     Treasury
                                                      Shares       Stock       Capital         Stage         Stock         Total
                                                     ---------    -------    -----------    ------------    --------   ------------
Retirement of treasury stock                              (666)   $    (7)   $   (12,493)   $       --      $ 12,500   $       --
Net loss                                                  --         --             --          (381,596)       --         (381,596)
                                                     ---------    -------    -----------    ------------    --------   ------------
Balance, December 31, 1994                             647,415      6,474     11,761,762      (9,304,201)       --        2,464,035

Issuance of common stock:
     Settlement of claims by joint venture partner      80,000        800        935,200            --          --          936,000
     Repayments of loan from joint venture partner      42,667        427        498,773            --          --          499,200
     Repayments of long-term loans from related
         parties and accrued interest                  115,730      1,157        675,868            --          --          677,025
     Exchange of shares for profit participation
         interests                                      36,000        360           (360)           --          --             --
Net loss                                                  --         --             --        (1,641,944)       --       (1,641,944)
                                                     ---------    -------    -----------    ------------    --------   ------------
Balance, December 31, 1995                             921,812      9,218     13,871,243     (10,946,145)       --        2,934,316

Issuance of common stock for:
Cash                                                    23,379        234        297,366            --          --          297,600
     Services and interest                              49,547        495        561,942            --          --          562,437
     Conversion of convertible notes                    57,263        573        557,747            --          --          558,320
     Repayments of loan from joint venture partner      30,880        309        361,566            --          --          361,875
     Repayments of long-term loans from related
  party                                                124,892      1,249      1,462,332            --          --        1,463,581
Net loss                                                  --         --             --        (1,314,104)       --       (1,314,104)
                                                     ---------    -------    -----------    ------------    --------   ------------
Balance, December 31, 1996                           1,207,773     12,078     17,112,196     (12,260,249)       --        4,864,025

Issuance of common stock for:
     Extension of lease rights                           1,386         14         12,986            --          --           13,000
     Conversion of note payable                        102,564      1,025        598,975            --          --          600,000
     Conversion of debt                                  6,667         67         50,433            --          --           50,500
     Acquisition of joint venture                         --         --          615,774            --          --          615,774
Net loss                                                  --         --             --        (1,908,475)       --       (1,908,475)
                                                     ---------    -------    -----------    ------------    --------   ------------
Balance, December 31, 1997                           1,318,390     13,184     18,390,364     (14,168,724)       --        4,234,824

Net loss                                                  --         --             --        (1,531,317)       --       (1,531,317)
                                                     ---------    -------    -----------    ------------    --------   ------------
BALANCE, DECEMBER 31, 1998                           1,318,390     13,184     18,390,364     (15,700,041)       --        2,703,507
Rounding of shares due to reverse split                    377          4             (4)           --          --

Net  Loss                                                 --         --             --          (501,926)       --         (501,926)
                                                     ---------    -------    -----------    ------------    --------   ------------
BALANCE, DECEMBER 31, 1999                           1,318,767    $13,188    $18,390,360    $(16,201,967)   $   --     $  2,201,581
                                                     =========    =======    ===========    ============    ========   ============

            See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS                 Page 1 of 2


                                                                                                                      Cumulative
                                                                                                                    December 1, 1977
                                                                                             Years Ended              (inception)
                                                                                             December 31                Through
                                                                                       1999              1998      December 31, 1999
                                                                                   ------------      ------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                    $   (501,926)     $ (1,531,317)   $(16,201,967)
       Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and depletion                                               60,746           146,355       2,361,610
                Provision for bad debt                                                     --             350,000         350,000
                Write-down of mining and milling and other property and
                    Equipment                                                           130,000           200,000       1,530,000
                Amortization of debt issuance expense                                      --                --           683,047
                Loss on sale of equipment                                                  --             265,000         265,000
       Value of common stock issued for:
           Services and interest                                                           --                --         1,934,894
           Settlement of litigation                                                        --                --           100,000
           Settlement of claims by joint venture partner                                   --                --           936,000
           Compensation resulting from stock options granted                               --                --           311,900
           Value of stock options granted for services                                     --                --           112,500
           Equity in net (income) loss of joint venture                                    --                --           123,971
           Other                                                                           --                --            (7,123)
       Changes in operating assets and liabilities:
           Prepaid expenses                                                                --                --              --
           Interest accrued on mining reclamation bonds                                  (2,414)           (3,921)        (12,016)
           Accounts payable and accrued expenses                                         34,885           285,010       1,151,265
                                                                                   ------------      ------------    ------------
                Net cash used in operating activities                                  (278,709)         (288,873)     (6,560,919)
                                                                                   ------------      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases and additions to mining, milling and other property and
           equipment                                                                       --                --        (5,120,354)
       Purchases of mining reclamation bonds, net                                          --                --          (125,000)
       Deferred mine development costs and other expenses                                  --                --          (255,319)
                                                                                   ------------      ------------    ------------
                Net cash used in investing activities                                      --                --        (5,500,673)
                                                                                   ------------      ------------    ------------


            See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS                 Page 2 of 2


                                                                                                                     Cumulative
                                                                                                                  December 1, 1977
                                                                                        Years Ended                 (inception)
                                                                                        December 31                   Through
                                                                                 1999                1998        December 31, 1999
                                                                              ------------        ------------   -----------------
      CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuances of common stock                                                      --                  --          8,758,257
       Issuance of underwriter's stock warrants                                       --                  --                100
       Commissions on sales of common stock                                           --                  --           (381,860)
       Purchases of treasury stock                                                    --                  --            (12,500)
       Payments of deferred underwriting costs                                        --                  --            (63,814)
       Proceeds from exercise of stock options                                        --                  --            306,300
       Issuance of convertible debentures and notes                                   --                  --          1,505,000
       Proceeds of advances from joint venture partner                                --                  --            526,288
       Advances to joint venture partner                                              --                  --           (181,017)
       Payments of debt issuance expenses                                             --                  --           (164,233)
       Proceeds of other notes and loans payable                                   278,709             287,795        1,881,778
       Repayments of other notes and loans payable                                    --                  --           (120,000)
       Proceeds of loans from affiliate                                               --                  --             55,954
       Repayments of loans from affiliate                                             --                  --            (48,661)
                                                                              ------------        ------------     ------------
                Net cash provided by financing activities                          278,709             287,795       12,061,592
                                                                              ------------        ------------     ------------

INCREASE (DECREASE) IN CASH                                                           --                (1,078)            --

CASH, BEGINNING OF PERIOD                                                             --                 1,078             --
                                                                              ------------        ------------     ------------

CASH, END OF PERIOD                                                           $       --          $       --       $       --
                                                                              ============        ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
       Interest paid                                                          $       --          $       --       $    299,868
                                                                              ============        ============     ============

NON-CASH ITEMS:

     During 1998: The Company sold its Gold Hill Properties with a book value of $1,340,000 for property having a fair market value of $725,000 and a note receivable of $350,000. A loss of $265,000 was recognized on the transaction.


            See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998




NOTE 1 - BASIS OF PRESENTATION/GOING CONCERN UNCERTAINTY:

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As at December 31, 1999 and 1998, the Company has a cash balance of $0, an accumulated deficit of $16,201,967 and $15,700,041, respectively, current liabilities of $2,553,269 and $2,239,675, respectively, and a working capital deficiency of $2,553,269 and $2,239,675, respectively. The Company was in default on the payment of the principal balance and accrued interest on certain notes and debentures (see Notes 5, 6 and 7). In addition to the payment of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations or environmental matters (see Note 8B), at the rate of approximately $20,000 per month plus interest during 2000. Such matters raise substantial doubt about the Company's ability to continue as a going concern.

     U.S. Mining Co. ("USM"), a related entity, and USM's affiliates have pledged to provide financing to the Company on an as needed basis through December 31, 2000. The funds received will cover general, administrative and other costs. Additional funds will be needed to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

     There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM and its affiliates. In the event that the Company defaults on its obligations, USM may foreclose on the assets of the Company. Such foreclosure actions would have a material adverse effect on the future operations of the Company.

     Substantially all of the $4,617,834 of mineral properties and equipment included in the accompanying balance sheet as of December 31, 1999, is related to exploration properties. The ultimate realization of the Company's investment in exploration properties and equipment is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


     (a)  Organization:

          WCM Capital, Inc. (formerly Franklin Consolidated Mining Co., Inc.) (the "Company") originally incorporated on December 1, 1976 under the laws of the State of Delaware, is engaged in the exploration, development and mining of precious and non-ferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and non-ferrous metal properties. The Company's principal mining properties are (i) the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine, and extract all minerals located in approximately 51 mining claims (the "Franklin Mines"), (ii) the Franklin Mill, a crushing and flotation mill which is located on the site of the Franklin Mines (the "Franklin Mill"), and up until its sale on June 5, 1998 (iii) the Gold Hill Mill (see Note 2d), a fully permitted modern facility located in Boulder County, Colorado (the "Gold Hill Mill"). The Company is an exploration stage enterprise because it did not generate any significant revenues through December 31, 1999.

          During October 1998, the Company's shareholders approved an amendment to its certificate of incorporation changing the name of the Company to WCM Capital, Inc.

     (b)  Accounting Estimates:

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


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

          Depletion of mining and milling improvements and mine development expenditures is computed using the units of production method based on probable reserves (there was no charge for depletion in 1999 and 1998 because the Company's mining and milling operations were not in operation during these years). Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the related assets.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (d)  Impairment of Long-Lived Assets:

          The Company has adopted the provisions of FASB Statement of Financial Accounting Standards No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS
          121). Under SFAS 121, impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. It was the Company's determination that due to certain restrictions associated with milling operations in Boulder County, Colorado, the Gold Hill Mill properties would not be placed into operation.  On June 5,  1998  the  Company  sold its  Gold  Hill  Mill
          Properties in exchange for property and equipment having a market value of $725,000 and a 14% note receivable of $350,000. As of December 31, 1998, (a) the $350,000 note was reduced to $0 and (b) a $200,000 impairment loss was taken against the $725,000 of equipment acquired. During 1999 an additional $130,000 impairment loss was taken against the Company's mining, milling and other property and equipment.

     (e)  Revenue Recognition:

          Revenues, if any, from the possible sales of mineral concentrates will be recognized by the Company only upon receipt of final settlement funds from the smelter.

     (f)  Environmental Remediation Costs:

          Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Ongoing environmental compliance costs, including maintenance and monitoring costs are expensed as incurred.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (g)  Income Taxes:

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

     (h)  Loss Per Common Share:

          The Company has adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Common stock equivalents have been excluded from the computations since the results would be anti-dilutive. Losses per share have been restated for prior periods to give effect to the reverse stock splits during 1999 and 1998 (see
          Note 10).

     (i)  Fair Value of Financial Investments:

          The carrying amount of the Company's borrowings approximate fair value.

     (j)  Statement of Comprehensive Income:

          SFAS 130 "Reporting Comprehensive Income" prescribes standards for reporting comprehensive income and its components. Since the Company currently does not have any items of comprehensive income, a statement of comprehensive income is not required.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 3 - ACQUISITIONS OF MINING AND MILLING PROPERTIES:

     (a)  Franklin Mines and Mill

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

     (b)  Joint Venture

          In February 1993, the Company entered into a joint venture arrangement with Island Investment Corp., a Nevada corporation ("Island"), pursuant to which the parties formed Zeus No. 1 Investments, a California general partnership (the "Joint Venture"). The Company had a 17.5% interest in the Joint Venture, and Island had the remaining 82.5% interest. The Joint Venture was formed to develop the Franklin Mines and related assets of the Company. In May 1993, Island assigned its interest in the Joint Ventures to Gems and Minerals Corp., ("Gems") a wholly owned subsidiary of Island. On July 15, 1996, Gems transferred 31.5% of its 82.5% interest in the Joint Venture to Nuco Ventures, Inc., a Delaware Company, and wholly owned subsidiary of Gems ("Nuco").

          During 1997, in a step transaction, Gem and Nuco's aggregate 82.5% interest in the Joint Venture was acquired by U.S. Mining, Inc., a New Jersey corporation ("USM"). USM assigned the acquired interest to the Company in exchange for the assumption by the Company of certain liabilities. Upon the acquisition of the 82.5% interest of the Joint Venture by the Company, the relationship with Gems was terminated and the Joint Venture was effectively dissolved.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 3 - ACQUISITIONS OF MINING AND MILLING PROPERTIES (continued):

          In conjunction with these transactions, the Company:

          Acquired mine and mill improvements having a net book value of
          (See Note 4)                                                                                        $ 780,787

          Eliminated the Joint Venture deficit of $123,971, after giving effect
          to equity in net income of Joint Venture of $9,249 for 1997                                           123,971

          Eliminated a $458,567 liability which represented the
          remainder of a note and related accrued  interest payable to a
          subsidiary of Gems in conjunction with the acquisition of the Gold Hill Mill                          458,567

          Eliminated a $229,204 receivable from Gems                                                           (229,204)

          Assumed notes payable - other of $87,000 and related accrued
          interest on these notes of $16,858 (see Note 5)                                                      (103,858)

          Assumed a liability of $408,482 payable to POS Financial, Inc.
          (See Note 7)                                                                                         (408,482)

          Assumed a liability of $20,255 associated with the Joint
          Venture less other items of $14,248                                                                    (6,007)
                                                                                                              ---------

          The net amount of $615,774 was credited to additional paid-in capital                               $ 615,774
                                                                                                              =========

     (c)  Gold Hill Mill

          On July 3, 1996, the Company acquired the Gold Hill Mill from a wholly-owned subsidiary of Gems, in exchange for an 8% mortgage note with an initial principal balance of $2,500,000. The Gold Hill Mill is a fully permitted milling facility located in Boulder, Colorado.

          At December 31, 1997, the Company reduced by $1,200,000 the carrying value of certain of the Gold Hill Mill assets to $1,340,000, which approximates management's estimate of fair value. All the Gold Hill assets were sold during 1998 (see Note 2).

     (d)  Mogul Mines

          On September 26, 1996, the Company acquired a 20% interest in Newmineco, an inactive company, by issuing a 9.5% note payable with a principal balance of $600,000. Newmineco represented that it held the exclusive mining rights related to the Mogul Mines in the Spencer Mountains of Colorado. Because of certain permitting and other problems in the Mogul Mines, the purchase price to the Company was reduced to $150,000 in 1996, and the investment was written down to zero as of December 31, 1997.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 4 - MINING, MILLING AND OTHER PROPERTY AND EQUIPMENT:

          Mining, milling and other property and equipment, consist of the following at December 31:

                                                           1999          1998
                                                        ----------    ----------

          Machinery and equipment                       $1,617,220    $1,747,220
          Mine and mill improvements (a)                 5,071,065     5,071,065
          Furniture and fixtures                            11,714        11,714
          Automotive equipment                              84,096        84,096
                                                        ----------    ----------
                                                         6,784,095     6,914,095
          Less: accumulated depreciation and depletion   2,166,261     2,105,515
                                                        ----------    ----------
                                                        $4,617,834    $4,808,580
                                                        ==========    ==========



     (a) Includes mine and mill improvements of $780,787 in connection with the termination of the Joint Venture (see Note 3).

          During  the  years  ended  December  31,  1999 and 1998,  the  Company
          expended   $34,812  and   $62,560,   respectively   on   environmental
          remediation costs and mine expenses.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 5 - NOTES PAYABLE - RELATED PARTY AND OTHERS:

          Notes payable related party and others consist of the following at December 31, 1999 and 1998:


          12% unsecured demand notes due to the Company's
             former President and his affiliated entity          $ 71,965
          Secured promissory note (a)                              60,000
          Unsecured promissory notes (b)                           87,000
                                                                 --------
                                                                 $218,965

     (a) The outstanding principal balance of the note became payable on July 18, 1996 and the Company is in default. The note is guaranteed by certain officers of Gems and is collateralized through a subordinated security interest in the Company's mining reclamation bond. Interest on the note is payable based on the rate of interest applicable to the mining reclamation bond (8% at December 31, 1999).

     (b) This principal amount represents four unsecured promissory notes. The Company assumed these obligations on November 25, 1997, as part of the acquisition from USM of the remaining interest in the Joint Venture (see Note 3). These notes were in default when assumed by the Company, and remain in default as of December 31, 1999. Interest is being accrued at 8%.

          Accrued interest on the above notes at December 31, 1999 and 1998 aggregated approximately $66,000 and $45,600 respectively.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 6 - CONVERTIBLE DEBENTURES AND OTHER CONVERTIBLE DEBT:

          The Company's convertible debt at December 31, 1999 and 1998 consists of:

          12.25% convertible debenture originally due 12/31/94          $145,000

          As of December 31, 1999 and 1998, the Company was in default with respect to the payment of the $145,000 principal balance of the debenture and accrued interest of approximately $84,000 and $67,000, respectively. As a result of its default, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debentureholders seeking immediate repayment of principal plus interest and other costs. Management cannot assure that there will be funds available for the required payments or what the effects will be of any actions brought by or on behalf of the debentureholders (see Note 8c).

          In September 1996, the Company acquired its 20% interest in Newmineco by issuing a 9.5% note payable to Gems with a principal balance of $600,000. This note could be converted to common stock at the Company's option on or after January 1, 1997. On February 10, 1997, the Company notified the assignees that it had elected to convert the principal balance of the 9.5% note into 102,564 shares of common stock, as adjusted based on the conversion rate of $5.85, per share as adjusted. As a result of problems concerning permitting and various other issues related to the Mogul Mines, the purchase price was reduced to $150,000 on December 31, 1996 and to $-0- on December 31, 1997 (see Note 3). The $450,000 (1996) and $150,000 (1997) reductions in the purchase price were effectuated through an equivalent reduction in the principal balance of an 8% mortgage note that was payable to an affiliate of Gems by the Company.

NOTE 7 - NOTE PAYABLE - RELATED PARTY:

          The Company had outstanding an 8% promissory note balance of $955,756, at December 31, 1997, which represents monies advanced to the Company by an affiliated entity, POS Financial, Inc. ("POS"), a New Jersey corporation and obligations assumed in connection with the contributions of Joint Venture interests (see Note 3). The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties, as well as its interests in the Hayden/Kennec Leases. The note is subject to successive 30-day extensions throughout 1998 and 1999 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties because they are owned by a director of WCM

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 7 - NOTE PAYABLE - RELATED PARTIES (continued):

          and can  exert  significant  influence  over the  Company.  Additional amounts were loaned to the Company by USM during 1998 and 1999. The balance due on the note at December 31, 1999 aggregated $1,470,295 plus accrued interest of $198,745. The balance due on the note at December 31, 1998 aggregated $1,191,586 plus accrued interest of $91,950.

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

          On November 19, 1996, the Company entered into an amendment to the Hayden/Kennec Leases with Dorothy Kennec (the "Kennec Amendment"). Pursuant to the terms of the Kennec Amendment, Kennec agreed to extend the term as it relates to her portion of the leasehold rights through November 12, 1997. In consideration for such extension, the Company agreed to increase the royalty payment due to Kennec under the original Hayden/Kennec Leases from $1,000 to $2,000 per month and to issue to Kennec 1,387 shares of the common stock of the Company valued at $9.37 per share as adjusted, having an aggregate value of $13,000. All of the payments made under the Kennec Amendment plus the value of the shares issued thereunder are to be further applied against the buy-out price of the property under the original Hayden/Kennec Leases. The 1,387 shares of common stock were issued on April 9, 1997.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued):

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

          Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to extend the Hayden/Kennec Leases upon the same terms and conditions currently in effect through March 13, 1998 (the "Extended Expiration Date"). As of December 31, 1999 USM had yet to receive clear title but continued to make Purchase Agreement extension payments.

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

          The Company pays a monthly rental of $3,500 (on a month to month basis) for the office space, secretarial and other services provided to the Company pursuant to an oral agreement with a non-affiliate. Rent expense was $41,000 and $33,450 in 1999 and 1998, respectively.

     (b)  Environmental Matters:

          During 1999, inspections of the Franklin Mining properties revealed that certain drainage problems and substandard linings at the tailings disposal areas created potential hazards and that protection measures are required.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued):

          The Company received a letter dated March 9, 2000 from the Colorado Division of Minerals and Geology (the "DMG") which sets forth the measures which must be taken by the Company to bring the site into compliance with groundwater regulations and to stabilize the tailings pond and site. In the event the Company completes all of the required actions by May 30, 2000, a Temporary Cessation order will be granted by DMG. In the event a Temporary Cessation is granted, no further reclamation work or mining work would be required for the duration of the Temporary Cessation, beyond basic maintenance and reclamation required to keep the site from further deterioration.

     (c)  Litigation:

          The Company is involved in various litigation as explained below:

     (i) The Company and others were defendants in an action related to a dispute over fees for engineering consulting services. The parties settled this matter in September 1999 and the litigation was discontinued.

          During 1998, $100,000 of other expenses was accrued in connection with this litigation. Such accrual was reversed in 1999 when the litigation was settled.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued):


    (iii) On or about May 14, 1998, Redstone Securities Inc. ("Redstone") commenced an action against the Company in connection with an Investment Banking Agreement dated August 28, 1996, between Redstone and the Company. On or about July 31, 1998, the Company answered the complaint and filed a cross complaint against Redstone. In September 1999, the matter was settled whereby the Company agreed to lift the stop transfer order on the shares held by Redstone to allow Redstone the ability to sell those shares to an unaffiliated third party.

     (d)  NASDAQ Notification:

          During 1998 and 1999, the Company received notification letters from NASDAQ informing them that the Company's common stock was not in compliance with the NASDAQ small-cap market price requirement of $1.00, which became effective on February 23, 1998.

          In order to mitigate the minimum bid price requirement the Company effectuated reverse stock splits during 1998 and 1999 (see Note 10). After each reverse split the Company's stock price remained above the $1.00 minimum bid price requirement for the necessary ten-day period.

          While the Company is currently in compliance with the minimum bid price requirement, there can be no assurance in the future that it will be able to maintain such compliance.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 9 - INCOME TAXES:

          As of December 31, 1999, the Company had federal net operating loss carryforwards of approximately $13,500,000 available to reduce future federal taxable income, which, if not used, will expire at various dates through December 31, 2019. Changes in the ownership of the
          Company  may  subject   these  loss   carryforwards   to   substantial
          limitations.

          The Company has offset the deferred tax asset attributable to the potential benefits from such net operating loss carryforwards and the reduction in carrying value by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. There are no other material temporary differences.

                                                                   Deferred Tax Valuation
                                                                      Asset      Allowance
                                                                   ----------   ----------
          Balance at January 1, 1998, attributable to federal
          net operating loss carry forward                         $3,578,000   $3,578,000
          Increase in federal net operating loss, year ended
          December 31, 1998                                           861,000      861,000
          Write down of equipment received as part of
          Sale of Gold Hill                                            70,000       70,000
                                                                   ----------   ----------
          Balance at December 31, 1998                              4,509,000   4,4509,000

          Increase in Federal net operating loss,
          Year ended December 31, 1999                                210,000      210,000
                                                                   ----------   ----------
          Balance at December 31, 1999                             $4,719,000   $4,719,000
                                                                   ==========   ==========

NOTE 10 - STOCKHOLDERS' EQUITY:

     (a)  Reverse Stock Splits:

          On May 26, 1998, the Company effectuated a twenty-five-for-one reverse stock split. On December 20, 1999, the Company effectuated a three-for-one reverse stock split. The accompanying financials give retroactive effect to these reverse stock splits.

     (b)  Common Stock Reserved for Issuance:

          At December 31, 1999 and 1998, there were 3,867 shares of common stock reserved for issuance upon the exercise of the 12.25% $145,000 convertible debentures (See Note 6).

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 10 - STOCKHOLDERS' EQUITY (Continued):

     (c)  Issuances of Common Stock

          From December 1, 1977 (inception) through December 31, 1999, the Company issued common stock for:

                                                                            Shares         Amount
                                                                         ------------    ------------
          Cash, including net proceeds of $283,995 from
             Public offering                                                  355,648    $  8,758,256
          Exercise of stock options                                            46,298         792,250
          Commissions of sales of common stock                                   --          (451,483)
          Purchase and retirement of treasury stock                              (666)        (12,500)

          Non-cash, other than related parties:
                            Services and property                             165,582       1,673,394
                            Conversion of debentures and notes payable        246,107       2,648,820
                            Stock options and stock warrants granted             --            39,100
                            Settlement of litigation and other                 13,710         100,000

          Non-cash, related parties:
                            Services and property                              97,919         918,030
                            Settlement of claims by related parties            80,000         936,000
                       Repayment of related party loans                       314,169       3,001,681
                                                                         ------------    ------------
                                                                            1,318,767    $ 18,403,548
                                                                         ============    ============

NOTE 11 - SUBSEQUENT EVENTS

               On January 18, 2000, the Company, USM and USM's sole shareholder ("Martucci") entered into an agreement whereby the Company agreed to acquire USM in exchange for 7,473,013 shares of the Common Stock or approximately 85% of the Company's then issued and outstanding common stock (the "Transaction"). The agreement may be terminated by unanimous consent of the parties, in the event of a breach of the terms of the contract by any of the parties, in the event of an injunction preventing the closing or if the closing has not occurred on or before July 16, 2000. As a condition to closing, the Company must seek shareholder approval of the Transaction. In addition, the Company has agreed to grant Martucci piggyback and demand registration rights with respect to the shares he is to

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 11 - SUBSEQUENT EVENTS (Continued):


               receive in the Transaction. The Company has filed a proxy statement with respect to the Transaction which is currently subject to a review by the staff of the Securities and Exchange Commission ("Commission"). Upon approval of the proxy statement by the Commission the Company will submit the Transaction to its shareholders for approval.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On March 16, 2000, the Company notified Lazar Levine & Felix ("LLF") that it would no longer serve as its independent auditors. The decision to dismiss LLF was approved by the Board of Directors of the Company.

During the two most recent fiscal years of the Company, none of the reports of LLF on the financial statements of the Company contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to audit scope, or accounting principles; however, LLF has qualified or modified its reports on the financial statements of the Company as a going concern. During the two most recent fiscal years and any subsequent interim period preceding the dismissal of LLF, there were no disagreements between the Company and LLF concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would have caused LLF to make a reference to the subject matter thereof in its report had such disagreement not been resolved to the satisfaction of LLF.

The Company retained Ehrenkrantz Sterling & Co. LLC as its independent auditors for fiscal year 1999.

                                    PART III



Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act

Name                                Age       Position

Robert Waligunda                    53        Current President and Treasurer

Richard Brannon                     50        Vice-President-Secretary
George E. Otten                     73        Vice President

William C. Martucci                 58        Director

Robert W. Singer                    52        Former Director

Ronald Ginsberg                     62        Former Director

William Wishinsky                   36        Director

Casey Myhre                         35        Director

John R. Bruno                       74        Former Director

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

RICHARD BRANNON Mr. Brannon has served as the Vice President since February 1996 and Secretary of the Company since October 1998. Mr. Brannon is a California licensed real estate broker and 100% owner of A Reel Mortgage, Inc., a mortgage and loan servicing company organized in 1991. Mr. Brannon is a founding director of the California Trustee Mortgage Broker Association, a not-for-profit corporation.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

GEORGE E. OTTEN Mr. Otten has served as Vice President of the Company since October 1998. Mr. Otten was the first president of the Company from 1976 through 1985 and is the owner and operator of the Bates Hunter Mine under the name "Central City Consolidated Mining Company" since 1985. Since 1997, Mr. Otten is the president, director, and General Operating officer of all operations of Hunter Gold Mining, Inc. Central City Colorado. Mr. Otten holds a degree in Business Administration from Adams State College, Alamosa, Colorado.

WILLIAM C. MARTUCCI From 1974 to the present, Mr. Martucci has served as president and chairman of United Grocers Clearing House, Inc., a privately held company he founded to serve the coupon redemption, fulfillment and promotional needs of manufacturers and retailers. In 1997 Mr. Martucci founded and is the sole director, officer and shareholder of Shoppers Online, Inc. that portal and web page for business-to-business and business to consumer products and services. Additionally, Mr. Martucci is the sole shareholder; director and president of U.S. Mining, Inc. ("USM") Mr. Martucci received a Bachelor of Science in Philosophy from Florida International University in 1973.

RONALD GINSBERG Mr. Ginsberg was a director of the Company from October 26, 1998 to May 27, 1999 and is President of the Foodtown Supermarket Cooperative, headquartered in Edison, New Jersey. He is also Secretary and Director of Twin County Grocers located in Edison, New Jersey and Director of the New Jersey Food Council. Mr. Ginsberg attended Drexel Institute of Technology and Temple University.

WILLIAM H. WISHINSKY Mr. Wishinsky has been a Director of the Company and a member of the Audit Committee of the Board of Directors since October 4, 1999. Since 1990, Mr. Wishinsky has been the principal of William H. Wishinsky, CPA, P.C., an accounting firm. From 1988 until 1990, he was an accountant at Friedman, Alpren & Green, CPA's in New York City. Mr. Wishinsky graduated from Pace University in New York and received a B.B.A. in Accounting in June 1986. He became a certified public accountant in 1990.

CASEY MYHRE Mr. Myhre has been a Director of the Company and a member of the Audit Committee of the Board of Directors since October 4, 1999. Since early 1999, Mr. Myhre has been manager of Kimball International, a furniture manufacturing company. For the four years prior to his being promoted to management he worked for Kimball International as a salesman. Mr. Myhre attended Minnesota School of Business and graduated in 1987.

JOHN R. BRUNO Mr. Bruno was a Director of the Company from September 30, 1999 through February 28, 2000. Since 1996, Mr. Bruno has been the president and founder of The Bruno Group, a division of the Keyes Martin Company, New Jersey public relations, and funding consultant. In October 1996, Bruno Associates merged with The Keyes Martin Company, a New Jersey advertising and marketing/public relations firm. The merger resulted in Keyes Martin, The Bruno Group, creating one of the largest multi-talented groups of funding and marketing/public relations' specialists in the State of New Jersey. From 1967 to 1997, John R. Bruno was President and Chief Executive Officer of Bruno Associates Inc. a public relations and funding company.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

ROBERT W. SINGER Mr. Singer served as a director of the Company from October 26, 1998 to October 4, 1999. Mr. Singer currently holds the position of Assistant Majority Leader in the New Jersey State Senate. Prior to being elected as a state Senator, he served three terms in the New Jersey Assembly. In this latter capacity, Mr. Singer was named Majority Whip, by his Colleagues and served as both Vice Chairman of the Commerce and Regulated Professions Committee and Community Development, Agriculture and Tourism Committee. Senator Singer has distinguished himself, among his national peers, for his ability to create environments where high technology and economic development can coexist with environmental priorities. Additionally, the Senator is Vice-President of Corporate Relations for Community/Kimball Medical Centers, and affiliate of the St. Barnabas Health Care System.

To the Company's knowledge and based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock ("Beneficial Owner") has filed any forms and reports required to be filed pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), during the fiscal year ended December 31, 1999; and no officer, director or Beneficial Holder has not submitted any representation letter to the Company stating that they are not subject to the filing requirements under Section 16 of the Exchange Act for fiscal year 1999.

Item 10. Executive Compensation

No compensation has been awarded to, earned by, or paid to any of the named executives or directors of the Company during the fiscal year ended 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)  Certain Beneficial Owners of Common Stock

     NONE

(b)  Security Ownership of Management of Common Stock

The following table sets forth the beneficial ownership of shares of the Company's common stock as of March 15, 2000 (giving retroactive effect to the three-for-one reverse stock split effected on or about December 20, 1999) for each (a) director, (b) executive officer, and (c) person who is known to be the beneficial owner of five percent or more of the outstanding shares of Common Stock and all directors and executive officers as a group.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

Name and                                         Amount and     Percentage
Address of                                        Nature of     of Class
Beneficial                                       Beneficial
Owner (1)                                        Ownership

Robert L. Waligunda(3)                              856(4)        .06
George E. Otten(2)                                  -0-           -0-
John R. Bruno(2)
Richard Brannon(3)                                  -0-           -0-
William C. Martucci(3)                              -0-           -0-
William H. Wishinsky(3)                             -0-           -0-
Ronald Ginsberg(2)                                  -0-           -0-
Robert W. Singer(2)                                 -0-           -0-
Casey Myhre(3)                                      -0-           -0-
                                                    ---           ---

All Directors and Executive                         856           .06%
Officers as a Group
----------
* Less than 1%

(1) Except as otherwise noted all shares are beneficially owned and the sole voting and investment power is held by persons indicated.

(2) Former officer and/or director of the Company

(3) Executive officer and/or director of the Company

(4) Includes 400 shares pledged as collateral to a non-affiliate individual

Item 12. Certain Relationships and Related Transactions

In early 1997, a former officer of the Company introduced Gems to William C. Martucci ("Martucci") at which time Gems began negotiations with Martucci to effectuate a business combination with Martucci's businesses and Gems business ventures. At that time, Gems controlled an 82.5% interest in the Zeus No. 1 Investments, a California General Partnership formed by the Company and Gems to facilitate the rehabilitation, reclaimation and reopening of the Company's mining ventures (the "Zeus Joint Venture").

However, during mid 1997, it had become apparent to the Company that Gems did not possess the technical and financial resources required to bring the Franklin Mines into operation as contemplated by the Zeus Joint Venture. It was also during this time that the Company had established a relationship with Martucci independent of Gems and began discussions with Martucci with respect to a possible business combination between his entities and the Company. As a result of these discussions, On September 25, 1997, the Company entered into a letter of intent with Martucci to acquire all of the outstanding shares of certain entities owned by him, including US Mining, Inc. ("USM") in exchange for 85% of the outstanding shares of stock of the Company. USM is a New Jersey corporation engaged in the business of acquiring and holding mining properties and related


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99
acquisition was consummated. Management believed that the financial support to be supplied by Mr. Martucci pursuant to the Martucci letter of intent would be sufficient to fund the Company prior to the consummation of the Transaction.

On November 25, 1997 USM acquired an aggregate of 82.5% interest in the Zeus Joint Venture in exchange for the assumption of approximately $100,000 in liabilities of Gems (the "Gems Liabilities"). USM thereafter simultaneously assigned the acquired interest to the Company in exchange for the assumption of the Gem's liabilities. The assignment effectively terminated the Zeus Joint Venture giving the Company 100% control over its mining ventures.

On April 6, 1998, Martucci terminated the Letter of intent but continued to fund the Company (the "Advances"). On March 9, 1998, the Company executed a Loan Agreement and Promissory Note (the "USM Note") evidencing the terms upon which the Company would repay the USM Advances and upon which USM would advance additional funds to the Company on an "as needed" basis. The USM Note in the principal amount of $955,756 at December 31, 1997 bore interest at a rate of 8% per annum and was due and payable on May 4, 1998, but could be extended on a month-to-month basis. The USM Note is secured by a first priority lien on substantially all of the assets of the Company. As of December 31, 1999, the Company owed USM $1,669,040 of which $1,470,295 is attributable to principal and $198,745 to accrued unpaid interest on the USM Note.

On or about August 3, 1998, the Company entered into agreements with each of USM (the "USM Agreement") and Martucci (the "POS Agreement"). Pursuant to the USM Agreement, USM agreed to forgive the indebtedness of the Company evidenced by the USM Note; release the security interests in the collateral of the Company securing the USM Note and assign its rights to the Hayden-USM Purchase Agreement in exchange for 42.5% of the issued and outstanding shares of the Company. Under the terms of the POS Agreement, Martucci agreed to sell to the Company 100% of the outstanding shares of POS and 100% of the assets in exchange for approximately 42.5% of the issued and outstanding shares of the Company. The Company intended to seek stockholders' approval of these transactions at its Annual Meeting of Stockholders held in October 1998.

In August 1998, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (the "Commission") for its annual meeting of stockholders, which included proposals to approve each of the USM Agreement and the POS Agreement. Shortly after the filing of the preliminary proxy materials, the Commission informed the Company that the staff of the Commission (the "Staff") would be conducting a review of the proxy materials and the proposals. The Company informed USM and Martucci of the Staff's inquiry and was thereafter notified that both parties wished to terminate the agreements under the premise that the Company could not secure stockholder approval of the transactions in a timely manner.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

On September 21, 1998, the Company received a letter from USM concerning the monies loaned to the Company by USM, which included the monies owed to USM by the Company pursuant to the terms of the USM Note and an additional $144,280 loaned to the Company subsequent to the date of the USM Note. At a meeting of the Board of Directors of the Company on October 8, 1998, a negotiated settlement agreement was approved by the Board, whereby USM agreed to convert the Company's indebtedness to USM into shares of common stock of the Company at a conversion price equal to 50% of the closing bid price as of the close of business October 7, 1998. The price of the Company's common stock at the close of business on October 7, 1998 was $1.98, as adjusted per share. Therefore, the conversion rate under the settlement agreement would be one share of common stock of the Company for each $1.00, as adjusted of indebtedness of the Company to USM.

It was further agreed that the settlement plan would be implemented in a two-step transaction. Approximately $306,160 of loans would be paid by converting that portion into 309,252, as adjusted shares of common stock of the Company resulting in USM holding approximately 19% of the total issued and outstanding shares of common stock of the Company. The conversion of the remaining indebtedness would be predicated upon either (i) stockholder approval of the issuance of more than 20% of the Company's common stock in the aggregate to USM at a discount to market price as required by the rules of corporate governance promulgated by the NASDAQ Small Cap Market ("NASDAQ"), or (ii) the issuance of a waiver by the NASDAQ excepting the Company for compliance with this rule. USM also agreed that it would continue to provide the Company with financing going forward as further inducement to consummate the settlement agreement set forth above.

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

On or about June 21, 1999, the Company entered into a letter of intent with USM to purchase substantially all of its assets in exchange for shares of common stock of the Company equal to 69% of the issued and outstanding shares of common stock. The letter of intent further contemplated the forgiveness of the USM Note and release of the security therefore upon the closing of the transaction. On or about October 5, 1999 USM notified WCM Capital, Inc. that it was withdrawing its letter of intent.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

On January 18, 2000, the Company, Martucci and USM entered into an agreement whereby the Company agreed to acquire USM in exchange for 7,473,013 shares of the Common Stock or approximately 85% of the Company's common stock (the "Transaction"). The agreement may be terminated by unanimous consent of the parties, in the event of a breach of the terms of the contract by any of the parties, in the event of an injunction preventing the closing or if the closing has not occurred on or before July 16, 2000. As a condition to closing, the Company must seek shareholder approval of the Transaction. In addition, the Company has agreed to grant Martucci piggyback and demand registration rights with respect to the shares he is to receive in the Transaction. The Company has filed a proxy statement with respect to the Transaction which is currently subject to a review by the staff. Upon approval of the proxy statement by the Commission the Company will submit the Transaction to its shareholders for approval.


                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits

The following documents are filed as exhibits herewith, unless otherwise specified by an asterisk, and are incorporated herein by this reference:

Exhibit
Number   Description of Exhibit

3.1 Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 4, 1995. (Incorporated by reference, Annual Report on Form 10KSB for year ended December 31, 1995)

3.2 Amended and Restated By-Laws of the Company (Incorporated by reference, Annual Report on Form 10-K for Year Ended December 31, 1994, Exhibit 3.2.)

3.3 Amendment to the Certificate of Incorporation filed with the Secretary of State of Delaware on May 21, 1998.

3.4 Amendment to the Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 1998.

3.5 Amendment to the Certificate of Incorporation filed with the Secretary of State of Delaware on December 17, 1999.

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

WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

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

10.34          Lease Extension Agreement dated November 21, 1997 between Dorothy
               L. Kennec, individually and Dorothy L. Kennec, Trustee and the Company.

10.35 Assumption of Debt dated December 1, 1997 between the Company and Gems & Minerals Corp.

10.36 Promissory Note dated March 5, 1998 between the Company and POS Financial, Inc.


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

10.37 Termination Letter dated March 6, 1998 between William Martucci, POS Financial, Inc. and US Mining, Inc. and the Company.

10.38 Letter of intent dated September 25, 1997, by and between the Company and William C. Martucci (Incorporated by reference on Form 8-K dated October 20, 1997, File No. 0-9416, Exhibit A).

10.39 Letter of intent dated June 21, 1999, by and between the Company and U.S. Mining, Inc. (Incorporated by reference on Form 8-K dated June 24, 1999, File No. 0-9416).

10.40 Agreement dated January 2000, by and between the Company and US Mining, Inc. (Incorporated by reference in Preliminary Proxy dated February 22, 2000.

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

* Filed herewith

Reports on Form 8-K



WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

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

                                             WCM CAPITAL, INC.
                               (Formerly FRANKLIN CONSOLIDATED MINING CO., INC.)

                                           /s/ Robert Waligunda
                                           -----------------------------------

April 10, 2000
                                           Robert Waligunda, President/Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Waligunda
-----------------------------     President, Treasurer           April 10, 2000
    Robert Waligunda              and Director

/s/ Richard Brannon
-----------------------------     Vice President/Secretary       April 10, 2000
    Richard Brannon

/s/ George Otten
-----------------------------     Vice President                 April 10, 2000
    George Otten

/s/ William C. Martucci           Director                       April 10, 2000
-----------------------------
    William C. Martucci

/s/ Ronald Ginsberg               Former Director                April 10, 2000
-----------------------------
    Ronald Ginsberg

/s/ Robert W. Singer              Former Director                April 10, 2000
-----------------------------
    Robert W. Singer


WCM Capital, Inc.
Securities & Exchange Commission
Form 10-KSB - Year Ended 12/31/99

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
WCM Capital, Inc.


We have audited the balance sheets of WCM Capital, Inc. (formerly Franklin Consolidated Mining Co., Inc.) as of December 31, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the accumulated amounts from inception through December 31, 1996, which includes an accumulated deficit as of December 31, 1996 of $(12,260,249). Those amounts were audited by other auditors whose report has been furnished to us and our opinion insofar as it relates to those accumulated amounts is based solely on the report of the other auditors.

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



                                          LAZAR LEVINE & FELIX LLP
New York, New York
April 13, 1999