Form 10QSB
period 2000-03-31
WCM CAPITAL INC
filed 2000-05-15
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934



For the Quarter Ended March 31, 2000                 Commission File No.  0-9416


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


76 Beaver Street, Suite 500, New York, New York              10005
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area code           (212) 344-2828

The Number of Shares Outstanding of Common Stock
$.01 Par Value, at March 31, 2000                            1,318,767



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
                                   (Unaudited)



                                     ASSETS

                                                               March 31,     December 31,
                                                                 2000            1999
                                                             ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                  $       --      $       --
                                                             ------------    ------------

  TOTAL CURRENT ASSETS                                               --              --

  Mining, milling and other property and equipment,
    net of accumulated depreciation and depletion of
    $2,179,709 and $2,166,261                                   4,604,386       4,617,834
  Mining reclamation bonds                                        137,701         137,016
                                                             ------------    ------------

                                                             $  4,742,087    $  4,754,850
                                                             ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                      $    699,289    $    689,049
  Payroll and other taxes payable                                  29,960          29,960
  Convertible debentures                                          145,000         145,000
  Notes payable - related party and others                        218,965         218,965
  Note payable - related party                                  1,627,438       1,470,295
                                                             ------------    ------------

  TOTAL CURRENT LIABILITIES                                     2,720,652       2,553,269
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
    40,000,000 shares authorized; 1,318,767 shares
    issued and outstanding                                         13,188          13,188
  Additional paid-in capital                                   18,390,360      18,390,360
  Deficit accumulated during the development stage            (16,382,113)    (16,201,967)
                                                             ------------    ------------

                                                                2,021,435       2,201,581
                                                             ------------    ------------

                                                             $  4,742,087    $  4,754,850
                                                             ============    ============



                  See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO MARCH 31, 2000
                                   (Unaudited)


                                                                                                 Cumulative
                                                                                                    from
                                                                     2000            1999         Inception
                                                                 ------------    ------------    ------------
REVENUES:
  Sales                                                          $       --      $       --      $    876,082
  Interest income                                                         685             399         551,794
  Other income                                                           --              --            79,397
                                                                 ------------    ------------    ------------

                                                                          685             399       1,507,273
                                                                 ------------    ------------    ------------

EXPENSES:
  Mine expenses and environmental remediation costs                       480          14,677       3,621,590
  Write-down of mining and milling and other property
    and equipment                                                        --              --         1,795,000
  Depreciation and depletion                                           13,447           6,677       2,375,057
  General and administrative expenses                                 126,768          25,642       6,608,973
  Interest expense                                                     40,137          34,599       1,326,569
  Amortization of debt issuance expense                                  --              --           683,047
  Equity in net loss and settlement of claims of Joint Venture           --              --         1,059,971
  Other                                                                  --              --           419,179
                                                                 ------------    ------------    ------------

                                                                      180,832          81,595      17,889,386
                                                                 ------------    ------------    ------------

NET LOSS                                                         $   (180,147)   $    (81,196)   $(16,382,113)
                                                                 ============    ============    ============


BASIC LOSS PER COMMON SHARE                                      $       (.14)   $       (.06)
                                                                 ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING                                 1,318,767       1,318,767
                                                                 ============    ============



                  See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO MARCH 31, 2000
                                   (Unaudited)

                                                                                            Cumulative
                                                                                               from
                                                                2000            1999         Inception
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $   (180,147)   $    (81,196)   $(16,382,113)
  Adjustments to reconcile net loss to net cash used in
    Operating activities:
      Depreciation and depletion                                  13,447           6,677       2,375,056
      Provision for bad debt                                        --              --           350,000
      Write-down of mining and milling and other
        Property and equipment                                      --              --         1,530,000
      Amortization of debt issuance expense                         --              --           683,047
      Loss on Sale of Equipment                                     --              --           265,000
  Value of common stock issued for:
        Services and interest                                       --              --         1,934,894
        Settlement of litigation                                    --              --           100,000
        Settlement of claims by joint venture partner               --              --           936,000
        Compensation resulting from stock options granted           --              --           311,900
        Value of stock options granted for services                 --              --           112,500
        Equity in net loss of joint venture                         --              --           123,971
        Other                                                       --              --            (7,123)
      Changes in operating assets and liabilities:
         Interest accrued on mining reclamation bonds               (685)           (399)        (12,701)
         Accounts payable and accrued expenses                    10,240         (47,047)        961,505
                                                            ------------    ------------    ------------
  NET CASH USED IN OPERATING ACTIVITIES                         (157,145)       (121,965)     (6,718,064)
                                                            ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to mining, milling and other
    Property and equipment                                          --              --        (5,120,354)
  Purchases of mining reclamation bonds, net                        --              --          (125,000)
  Deferred mine development costs and other expenses                --              --          (255,319)
                                                            ------------    ------------    ------------
  NET CASH USED IN INVESTING ACTIVITIES                             --              --        (5,500,673)
                                                            ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of common stock                                         --              --         8,758,257
  Issuance of underwriter's stock warrants                          --              --               100
  Commissions on sales of common stock                              --              --          (381,860)
  Purchases of treasury stock                                       --              --           (12,500)
  Payments of deferred underwriting costs                           --              --           (63,814)
  Proceeds from exercise of stock options                           --              --           306,300
  Issuance of convertible debentures and notes                      --              --         1,505,000
  Proceeds of advances from joint venture partner                   --              --           526,288
  Advances to joint venture partner                                 --              --          (181,017)
  Payments of debt issuance expenses                                --              --          (164,233)
  Proceeds of other notes and loans payable                      157,145         121,965       2,038,923
  Repayments of other notes and loans payable                       --              --          (120,000)
  Proceeds of loans from affiliate                                  --              --            55,954
  Repayments of loans from affiliate                                --              --           (48,661)
                                                            ------------    ------------    ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                      157,145         121,965      12,218,737
                                                            ------------    ------------    ------------

                                   (Continued)

                                WCM CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO MARCH 31, 2000
                                   (Unaudited)



                                                                                            Cumulative
                                                                                               from
                                                                2000            1999         Inception
                                                            ------------    ------------    ------------
DECREASE IN CASH                                            $       --      $       --      $       --

CASH - beginning of period                                          --              --              --
                                                            ------------    ------------    ------------

CASH - end of period                                        $       --      $       --      $       --
                                                            ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                                             $       --      $       --      $    299,868
                                                            ============    ============    ============


                  See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of WCM CAPITAL, INC. (the "Company") as of March 31, 2000, and its results of operations and cash flows for the three months ended March 31, 2000 and 1999. Information included in the condensed balance sheet as of December 31, 1999 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (the "10-KSB") filed with the Securities and Exchange Commission. Certain terms used herein are defined in the 10-KSB. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As at March 31, 2000, the Company has an accumulated deficit of $16,382,114, current liabilities of $2,720,652, and a working capital deficiency of $2,720,652. Also, the Company was in default on the payment of the principal balance and accrued interest on certain notes and debentures and certain accounts payable are past due. In addition to the payment of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $20,000 per month plus interest during 2000. Such matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of the above uncertainty.

     U.S. Mining Co. and its affiliates have pledged to provide financing to the Company on an as needed basis until on or about December 31, 2000. The funds received from USM and its affiliates will cover the general, administrative and other costs approximated at $20,000 per month plus interest. Additional funds will be needed to ready the Franklin Mine and Mill properties for the commencement of extraction and milling and to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

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

     Substantially all of the $4,604,386 of mineral properties and equipment included in the accompanying balance sheet as of March 31, 2000, is related to exploration properties. The ultimate realization of the Company's investment in exploration properties and equipment is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production.

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE 3 - NOTES PAYABLE RELATED PARTY AND OTHERS

     Notes payable related party and others consist of the following at March 31, 2000:

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

     (b) This principal amount represents four unsecured promissory notes comprised of one $36,000 note and three $17,000 notes payable. The Company assumed these obligations on November 25, 1997, as part of the acquisition from USM of the remaining interest in the Joint Venture. These notes were in default when assumed by the Company, and remain in default as of March 31, 2000. Interest is being accrued at rates between 8% and 17% per annum.

          Accrued interest on the above notes at March 31, 2000 aggregated approximately $71,000.

NOTE 4 - CONVERTIBLE DEBENTURES

     The Company's convertible debt at March 31, 2000 consist of:

          12.25% convertible debenture originally due 12/31/94          $145,000

     As of March 31, 2000, the Company was in default with respect to the payment of the $145,000 principal balance of the debenture and accrued interest of approximately $88,000. As a result of its default, the Company is subject to and may be subject to further litigation by the Transfer Agent/Trustee under the Indenture Agreement or from debenture holders seeking immediate repayment of principal plus interest and other costs.
     Management cannot assure that there will be funds available for the required payments or what the effects will be of any actions brought by or on behalf of the debenture holders.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

     The Company had outstanding a 8% promissory note balance of $1,627,438, at March 31, 2000, which represents monies advanced to the Company by U.S. Mining, Inc. ("USM") and obligations assumed in connection with the contributions of Joint Venture interests in 1997. The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties, as well as its interests in the Hayden/Kennec Leases. The note is subject to successive 30-day extensions throughout 1998 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties because they can exert significant influence over the Company. Accrued interest at March 31, 2000 was approximately $229,000.

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE 6 - COMMITMENTS AND CONTINGENCIES

     (a)  Lease Agreements

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

                                WCM CAPITAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

     (b)  Environmental Matters

          During 1999, inspections of the Franklin Mining properties revealed that certain drainage problems and substandard linings at the tailings disposal areas created potential hazards and that protection measures are required.

          The Company received a letter dated March 9, 2000 from the Colorado Division of Minerals and Geology (the "DMG") which sets forth the measures which must be taken by the Company to bring the site into compliance with groundwater regulations and to stabilize the tailings pond and site. In the event the Company completes all of the required actions by May 30, 2000, a Temporary Cessation order will be granted by DMG. In the event a Temporary Cessation is granted, no further reclamation work or mining work would be required for the duration of the Temporary Cessation, beyond basic maintenance and reclamation required to keep the site from further deterioration

     (c)  Litigation

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

     (d)  NASDAQ Notification

          During 1998 and 1999, the Company received notification letters from NASDAQ informing them that the Company's common stock was not in compliance with the NASDAQ small-cap market price requirement of $1.00, which became effective on February 23, 1998.

          In order to mitigate the minimum bid price requirement the Company effectuated reverse stock splits during 1998 and 1999. After each reverse split the Company's stock price remained above the $1.00 minimum bid price requirement for the necessary ten-day period.

          While the Company is currently in compliance with the minimum bid price requirement, there can be no assurance in the future that it will be able to maintain such compliance.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

The Company had no active mining or milling operations during the first quarter of 2000; however, the Company continued its efforts to bring the site into compliance with groundwater regulations and to stabilize the tailings ponds and site generally.

During the first quarter of 2000, the Company filed a notice with the Division of Minerals and Geology (the "DMG") requesting that its permit be placed into Temporary Cessation. A Temporary Cessation is a limited period of non-production, which results when an operator plans to temporarily cease production for at least 180 days upon filing of a notice of such intent with the DMG. As a condition to granting the Company's request, the DMG required that the Company address certain issues with respect to groundwater and tailings disposal ponds by May 30, 2000. Thus, the Company's efforts have been focused on addressing these issues.

While the Company intends to place its permit into Temporary Cessation, the Company remains hopeful that economically viable commercial mining operations at the Idaho Springs mining facilities can be conducted in the future. However, given the current economic climate, it is unlikely that the Company will commence operations in the year 2000.

Management estimates that the Company will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations and interest, at the rate of approximately $20,000 per month for the remainder of 1999.

U.S. Mining Co. and its affiliates have verbally pledged to provide financing to the Company on an as needed basis until on or about December 31, 2000. The Company cannot assure, however, that USM will fulfill its commitment to fund the Company's operations through year-end 2000. The funds received from USM and its affiliates will cover the general, administrative and other costs approximated at $20,000 per month plus interest. Additional monies will be needed to ready the Franklin Mine and Milling properties for the commencement of extraction and milling and to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM and its affiliates or that USM will fulfill its obligations to fund the Company through December 31, 2000. In the event that the Company defaults on its obligations, USM may foreclose on the assets secured by the USM note. Such foreclosure actions by USM would have a material adverse effect on the future operations of the Company and the Company's ability to explore the Franklin Mines.

Results of Operations:

Three months ended March 31, 2000 and 1999

The Company had no active mining or milling operations during 2000.

The Company had a net loss of $180,147 for the three months ended March 31, 2000 as compared to a net loss of $81,196 during the same period in 1999. The increase of $98,951 was attributable to:

     (a) A decline in mine expenses and remediation costs from $14,677 (1999) to $480 (2000) resulted from a decrease in mine site activities.

     (b) Depreciation expense increased from $6,677 in 1999 to $13,447 in the first quarter of 2000 due to Management's recording of depreciation expense on idle equipment in 2000.

     (c) General and administrative expenses increased from $25,642 in 1999 to $126,768 in 2000 an increase of $101,126. This increase resulted principally from an increase in legal, professional and other costs associated with the filing of a proxy statement (approximately $61,000) and the reversal of previously accrued costs during the quarter ended March 31, 1999 (approximately $38,000).

     (d) Interest expense increased from $34,599 in 1999 to $40,137 in 2000 due to additional interest on the USM note.


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

Thereafter, the Plaintiff Debentureholders moved for summary judgment against the Company. The Company did not to oppose the motion and default was entered against the Company in the amount of $42,500 plus interest, costs and disbursements (the "Default"). Moreover, the issues of attorney's fees were severed from the case and all to be set down for an inquest.

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

Environmental Matters:

As of the date hereof, the Company has no violations against it with respect to the Franklin Mines and Franklin Mill. While there are no outstanding violations against the Company at this time, there can be no assurance that the Company will be able to adequately comply with any future conditions set forth by the DMG regarding its permit or that violations will not arise in the future.

There can be no assurance, however, that the Company will adequately address the groundwater and tailings issues relating to its notification to place its permit into Temporary Cessation, which may result in violations cited by the DMG. For future information regarding Temporary Cessation, See Management Discussion and Analysis in Part I of this Report and Item 5. Other Information in Part II of this Report.

Item 3. Default on Senior Securities

See Item 1. Legal Proceedings - Convertible Debenture

Item 5. Other Information

Acquisition of USM, Shoppers Online and Freebees

On January 18, 2000, the Company, William C. Martucci and US Mining, Inc. a New Jersey corporation 100% owned by Mr. Martucci, entered into an agreement whereby the Company agreed to acquire USM in exchange for 7,473,013 shares of the Common Stock or approximately 85% of the Company's common stock (the "Transaction"). The agreement may be terminated by unanimous consent of the parties, in the event of a breach of the terms of the contract by any of the parties, in the event of an injunction preventing the closing or if the closing has not occurred on or before July 16, 2000. As a condition to closing, the Company must seek shareholder approval of the Transaction. In addition, the Company has agreed to grant Martucci piggyback and demand registration rights with respect to the shares he is to receive in the Transaction. The Company has filed a proxy statement with respect to the Transaction, which is currently subject to a review by the staff.

In March 2000, the Company reached an agreement in principal with Mr. Martucci to acquire Shoppers Online, Inc. and Freebees, Inc., two related Internet companies 100% owned by him. Shoppers Online currently operates an on line shopping portal (www.shoppersonline.com) and incubator for the development of business to business e-commerce. Freebees is currently developing a give-away, fulfillment and refund web site to be linked to Shoppers Online which will allow Internet consumers to participate in promotional and redemption programs offered by various companies operating in both e-commerce and brick and mortar retail businesses. It is anticipated that the Company and Mr. Martucci will enter into a definitive agreement with respect to the acquisition of these Companies prior to filing its amendment to its proxy statement which was filed in January 2000. It is contemplated that the Company will acquire all three entities under the same term as the original USM acquisition. Therefore, in exchange for the acquisition of USM, Shoppers Online and Freebees, Martucci will retire indebtedness of approximately $2 Million of the Company currently owned to US Mining and will receive 85% of the Company's common stock.

Temporary Cessation Notification

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

On January 5, 2000, the Company submitted a letter to the DMG to clarify why, among other things, it has not completed all of the recommended preventive measures at the site, specifically with respect to its tailings ponds, and commenced operations. The Company explained its difficulty in obtaining needed financing to continue its reclaimation and remediation plans and to begin mining and milling operations at the Franklin Mines due to the depressed price of gold. Therefore, the Company concluded that it is economically unfeasible to mine and mill at the properties at this time. The company further stated, however, that it did not wish to abandon its business plan or reclaim the property but rather intends to maintain the mine and mill site and to comply with all DMG regulations with hopes of restarting the mine and mill as soon as the price of gold makes it profitable to do so.

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

As recommended by the DMG, the Company requested a change of status of its permit to Temporary Cessation. Following a meeting of the DMG and representatives of the Company held on February 10, 2000, the DMG set forth the measures in a letter, dated March 9, 2000, which must be taken by the Company to bring the site into compliance with groundwater regulations and to stabilize the tailings pond and site during the Temporary Cessation. The Company has been given until April 6, 2000 to submit a written commitment to complete all of the required actions by May 30, 2000 for its Temporary Cessation request to be granted. In addition, before coming out of Temporary Cessation, the Company must commit to determining whether the current conditions of its tailings disposal areas is adequate for further tailings disposal and in no event will the Franklin Mill be permitted to operate without prior approval by DMG of a comprehensive tailings disposal plan.

Despite the Company's decision to place its permit into Temporary Cessation, the Company remains hopeful that economically viable commercial mining operations at the Idaho Springs mining facilities can be conducted in the future, however, given the current economic climate, it is unlikely that the Company will commence operations in the year 2000. It is the Company's intention, however, to prepare for full-scale operations should the price of gold reach $350 per ounce or greater. The Companies will continue to work closely with Colorado state mining regulatory agencies in preparation and anticipation of full-scale operations at the Franklin Mines and Franklin Mill.

After consultation with USM and completion of preliminary due diligence with respect to the feasibility of commencing mining operations at the Shafter Mining properties, the Company decided not to pursue this venture at this time and notified the other parties of its decision on or about April 1999.

Item 6. Exhibits and Reports on Form 8-K (all filed in original filing)

     A.   Exhibits

          (a)  Letter of Intent of Freebees, Shoppers Online
          (b)  Press Release dated:  January 24, 2000

     B.   Reports on Form 8-K

          NONE


                                    SIGNATURE


In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WCM CAPITAL, INC.



Date: May 15, 2000                      /s/ Robert Waligunda
                                        ----------------------------------------
                                            Robert Waligunda, President

                                WCM CAPITAL, INC.
                           76 BEAVER STREET SUITE 500
                               NEW YORK, NY 10005
                      PHONE (212)344-2828 FAX (212)344-4537


April 17, 2000


Mr. William Martucci
U. S. Mining, Inc.
Shoppers Online, Inc.
Freebees, Inc.,
3 Dundar Road
Springfield, New Jersey 07081

Dear Mr. Martucci:

     This will confirm our understanding concerning the proposed purchase (the "Transaction') by WCM Capital, Inc., a Delaware corporation ("WCM") of all of the issued and outstanding shares of common stock ("USM Shares") of U.S. Mining, Inc., a New Jersey corporation ('USM"), ("SOL Shares") Shoppers Online, Inc. a New Jersey corporation ("SOL") and ("FB Shares") Freebees, Inc, a New Jersey corporation ("FB") in exchange for shares of WCM's common stock ("WCM Shares") which, upon issuance, will represent approximately 85% of the issued and outstanding WCM Shares. This letter does not contain all matters upon which agreement must be reached in order for the Transaction to be consummated, but is intended to bind the parties to certain of the material provisions of the Transaction. The terms of our understanding are as follows:

     1. William Martucci, the sole shareholder of USM, SOL & FB ("USM, SOL & FB Shareholder"), shall transfer to WCM, all USM Shares, all SOL Shares and all FB Shares owned by him, which represent 100% of the issued and outstanding of USM Shares, SOL Shares an FB Shares.

     2. In exchange for such USM, SOL & FB Shares, WCM will, at the closing of the Transaction, cause to be issued to the USM Shareholder, SOL Shareholder & FB Shareholder, or nominee, such number of WCM Shares which, upon issuance, will represent approximately 85% of a definitive agreement and as a condition of closing of the Transaction, cause a special meeting of its stockholders to be convened to, among other things, approve all of terms and conditions of the Transaction.

     3. USM further agrees that it shall loan, or cause to be loaned to WCM such funds as may be necessary to allow WCM to proceed with the Transaction. WCM hereby agrees that it shall provide security for such loans in a form satisfactory to USM.

     The parties agree that the terms and conditions of this letter are to be kept confidential and shall be treated as such until such time as the parties shall agree to publicly disclose the same. As soon as the parties shall determine that the terms of this letter should be announced publicly but not later than three business days from the date of the execution of a definitive agreement, WCM shall issue a press release in the form and substance agreeable to the parties.

     Following your signature, the parties will cause their respective officers, employees, attorneys, agents, investment bankers, accountants and other representatives working on the Transaction to cooperate with each other with respect to the Transaction until the Transaction is consummated or negotiations with respect thereto are terminated.

     Following your signature, the parties agree that until the Transaction is consummated or negotiations with respect thereto are terminated, to conduct their respective business and operations in all respects only in the ordinary course unless otherwise consented to in writing by the other party.

     Following your signature, until the Transaction is consummated or negotiations with respect thereto are terminated, each party will afford to the officers, employees, attorneys, agents, investment bankers, accountants, and other representatives of the other party working on the Transaction free and full access to its plants, properties, books, and records, will permit them to make extracts from and copies of such books and records, and will from time to time furnish them with such additional financial and operating data and other information as to its financial condition, results of operations, business, properties, assets, liabilities, or future prospects as they from time to time may request. Each party will cause its independent certified public accountants to make available to the other party and its independent certified public accountant, the work papers relating to any audit of its financial statements in the last three years.

     Each party shall insure that all confidential information, including, but not limited to, the terms of this letter, which such party or any of its respective officers, directors, employees, attorneys, agents, investment bankers, or accountants may now possess or may hereafter create or obtain relating to the financial condition, results of operations, business, properties, assets, liabilities, or future prospects of the other party, any affiliate of the other party, or any customer or supplier of such other party or any such affiliate shall not be published, disclosed, or made accessible by any of them to any other person or entity at any time or used by any of them, in each case without the prior written consent of the other party, or in the case of the terms of this letter, without the prior consent of both parties as set forth herein; provided, however, that the restrictions of this sentence shall not apply (a) as may otherwise be required by law, (b) as may be necessary or appropriate in connection with the enforcement of this Agreement, (c) to the extent such information shall have otherwise become publicly available, or (d) as to USM, SOL and FB to disclosure by or on its behalf to existing or prospective lenders or to others whose consent may be required or desirable in connection with obtaining the financing or consents which are required or desirable to consummate the Transaction. Each party shall, and shall cause all of such other persons and entities who received confidential data from it to, deliver to the other party all tangible evidence of such confidential information to which the restrictions of the foregoing sentence apply at such time as negotiations with respect to the Transaction are terminated before the parties enter into any formal agreement as contemplated by this letter of intent.

     Unless otherwise terminated in accordance with this paragraph, this letter constitutes a binding agreement among the parties and constitutes an agreement by the parties to use their best efforts to negotiate, execute and deliver of formal agreements setting forth all of the terms and conditions upon which the Transaction may be consummated. It is understood that this is a binding letter of intent and the parties hereto agree to the contents hereof and agree to proceed in good faith to work out the details of the Transaction; however, USM, SOL and FB may, upon written notice to WCM, terminate its obligations hereunder at any time prior to the execution of a definitive agreement (hereinafter a "Termination"). In the event of a Termination, neither party shall have any legal obligation to the other (other than those obligations contained in the preceding paragraph of this letter, and the obligations contained in the preceding paragraph shall continue to apply after negotiations with respect to the Transaction are terminated). This letter may not be assigned by either of the parties hereto. Neither party shall be responsible for any of the other's expenses in connection with the negotiations, documents, or transactions contemplated hereby, except as otherwise contemplated herein.

     If this letter accurately reflects our understanding, please so indicate by signing the original and duplicate of this letter, and returning a fully executed copy to the undersigned, so that we can promptly commence work on the formal documents relating to the Transaction.

Accepted and agreed to
this 17th day of April, 2000            WCM CAPITAL, INC.


                                        By: /s/ Robert Waligunda
                                            -----------------------------------
                                                 Robert Waligunda, Pres.





Accepted and agreed to                  U. S. Mining, Inc.
this 17th day of April, 2000


                                        By: /s/ William Martucci
                                            -----------------------------------
                                                William Martucci, President

Accepted and agreed to                  Shoppers Online, Inc.
this 17th day of April, 2000


                                        By: /s/ William Martucci
                                            -----------------------------------
                                                William Martucci, President




Accepted and agreed to                   Freebees, Inc.
this 17th day of April, 2000


                                        By: /s/ William Martucci
                                            -----------------------------------
                                                William Martucci, President