Form 10QSB
period 2000-06-30
WCM CAPITAL INC
filed 2000-08-14
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934



For the Quarter Ended June 30, 2000                  Commission File No.  0-9416


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


76 Beaver Street, Suite 500, New York, New York              10005
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area code           (212) 344-2828

The Number of Shares Outstanding of Common Stock
$.01 Par Value, at June 30, 2000                             1,318,767


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.



Yes  [X]                                                      No  [_]

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)




                                     ASSETS

                                                               June 30,      December 31,
                                                                 2000            1999
                                                             ------------    ------------

CURRENT ASSETS:
  Cash and cash equivalents                                  $       --      $       --
                                                             ------------    ------------

  TOTAL CURRENT ASSETS                                               --              --

  Mining, milling and other property and equipment,
    net of accumulated depreciation and depletion of
    $2,193,156 and $2,166,261                                   4,590,939       4,617,834
  Mining reclamation bonds                                        138,386         137,016
                                                             ------------    ------------

                                                             $  4,729,325    $  4,754,850
                                                             ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                      $    786,009    $    689,049
  Payroll and other taxes payable                                  29,960          29,960
  Convertible debentures                                          145,000         145,000
  Notes payable - related party and others                        218,965         218,965
  Note payable - related party                                  1,640,428       1,470,295
                                                             ------------    ------------

  TOTAL CURRENT LIABILITIES                                     2,820,362       2,553,269
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
    40,000,000 shares authorized; 1,318,767 shares
       issued and outstanding                                      13,188          13,188
  Additional paid-in capital                                   18,390,360      18,390,360
  Deficit accumulated during the exploration stage            (16,494,585)    (16,201,967)
                                                             ------------    ------------

                                                                1,908,963       2,201,581
                                                             ------------    ------------

                                                             $  4,729,325    $  4,754,850
                                                             ============    ============


                  See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
          AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION) TO JUNE 30, 2000
                                   (Unaudited)

                                                                Six Months                     Three Months             Cumulative
                                                               Ended June 30                   Ended June 30               from
                                                           2000            1999            2000            1999          Inception
                                                       ------------    ------------    ------------    ------------    ------------
REVENUES:
  Sales                                                $       --      $       --      $       --      $       --      $    876,082
  Interest income                                             1,370           1,071             685             672         552,479
  Other income                                                 --              --              --              --            79,397
                                                       ------------    ------------    ------------    ------------    ------------

                                                              1,370           1,071             685             672       1,507,958
                                                       ------------    ------------    ------------    ------------    ------------

EXPENSES:
  Mine expenses and environmental remediation
    costs                                                    36,886          25,593          36,406          10,916       3,657,996
  Write-down of mining and milling and other
    property and equipment                                     --              --              --              --         1,795,000
  Depreciation and depletion                                 26,895          13,354          13,448           6,677       2,388,505
  General and administrative expenses                       147,853          69,424          21,085          43,782       6,630,058
  Interest expense                                           82,355          70,681          42,218          36,082       1,368,787
  Amortization of debt issuance expense                        --              --              --              --           683,047
  Equity in net loss and settlement of claims of
    Joint Venture                                              --              --              --              --         1,059,971
  Other                                                        --              --              --              --           419,179
                                                       ------------    ------------    ------------    ------------    ------------

                                                            293,989         179,052         113,157          97,457      18,002,543
                                                       ------------    ------------    ------------    ------------    ------------

NET LOSS                                               $   (292,619)   $   (177,981)   $   (112,472)   $    (96,785)   $(16,494,585)
                                                       ============    ============    ============    ============    ============


BASIC LOSS PER COMMON SHARE                            $       (.22)   $       (.13)   $       (.09)   $       (.07)
                                                       ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                       1,318,767       1,318,767       1,318,767       1,318,767
                                                       ============    ============    ============    ============

                  See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO JUNE 30, 2000
                                   (Unaudited)

                                                                                                                        Cumulative
                                                                                                                        from
                                                                                   2000               1999              Inception
                                                                               ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $   (292,619)       $   (177,980)       $(16,494,586)
  Adjustments to reconcile net loss to net cash used in
    Operating activities:
      Depreciation and depletion                                                      26,89             513,354           2,388,505
      Provision for bad debt                                                           --                  --               350,000
      Write-down of mining and milling and other
        Property and equipment                                                         --                  --             1,530,000
      Amortization of debt issuance expense                                            --                  --               683,047
      Loss on Sale of Equipment                                                        --                  --               265,000
Value of common stock issued for:
        Services and interest                                                          --                  --             1,934,894
        Settlement of litigation                                                       --                  --               100,000
        Settlement of claims by joint venture partner                                  --                  --               936,000
        Compensation resulting from stock options granted                              --                  --               311,900
        Value of stock options granted for services                                    --                  --               112,500
        Equity in net loss of joint venture                                            --                  --               123,971
        Other                                                                          --                  --                (7,123)
      Changes in operating assets and liabilities:
         Interest accrued on mining reclamation bonds                                (1,370)             (1,071)            (13,386)
                 Accounts payable and accrued expenses                               96,960              16,527           1,048,225
                                                                               ------------        ------------        ------------
  NET CASH USED IN OPERATING ACTIVITIES                                            (170,134)           (149,170)         (6,731,053)
                                                                               ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to mining, milling and other
    Property and equipment                                                             --                  --            (5,120,354)
  Purchases of mining reclamation bonds, net                                           --                  --              (125,000)
  Deferred mine development costs and other expenses                                   --                  --              (255,319)
  NET CASH USED IN INVESTING ACTIVITIES                                                --                  --            (5,500,673)
                                                                               ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of common stock                                                            --                  --             8,758,257
  Issuance of underwriter's stock warrants                                             --                  --                   100
  Commissions on sales of common stock                                                 --                  --              (381,860)
  Purchases of treasury stock                                                          --                  --               (12,500)
  Payments of deferred underwriting costs                                              --                  --               (63,814)
  Proceeds from exercise of stock options                                              --                  --               306,300
  Issuance of convertible debentures and notes                                         --                  --             1,505,000
  Proceeds of advances from joint venture partner                                      --                  --               526,288
  Advances to joint venture partner                                                    --                  --              (181,017)
  Payments of debt issuance expenses                                                   --                  --              (164,233)
  Proceeds of other notes and loans payable                                         170,134             149,170           2,051,912
  Repayments of other notes and loans payable                                          --                  --              (120,000)
  Proceeds of loans from affiliate                                                     --                  --                55,954
  Repayments of loans from affiliate                                                   --                  --               (48,661)
                                                                               ------------        ------------        ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                         170,134             149,170          12,231,726
                                                                               ------------        ------------        ------------


                                   (Continued)

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO JUNE 30, 2000
                                   (Unaudited)


                                                                     Cumulative
                                                                     from
                                                2000       1999      Inception
                                             ---------   ---------   --------
DECREASE IN CASH                             $    --     $    --     $   --

CASH - beginning of period                        --          --         --
                                             ---------   ---------   --------


CASH - end of period                         $    --     $    --     $   --
                                             =========   =========   ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                              $    --     $    --     $299,868
                                             =========   =========   ========

                  See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of WCM CAPITAL, INC. (the "Company") as of June 30, 2000, and its results of operations and cash flows for the six months and three months ended June 30, 2000 and 1999. Information included in the condensed balance sheet as of December 31, 1999 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (the "10-KSB") filed with the Securities and Exchange Commission. Certain terms used herein are defined in the 10-KSB. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

     The results of operations for the six and three months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As at June 30, 2000, the Company has an accumulated deficit of $16,494,585, current liabilities of $2,820,362, and a working capital deficiency of $2,820,362. Also, the Company was in default on the payment of the principal balance and accrued interest on certain notes and debentures and certain accounts payable are past due. In addition to the payment of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $20,000 per month plus interest during 2000. Such matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of the above uncertainty.

     U.S. Mining Co. and its sole shareholder, William C. Martucci, have pledged to provide financing to the Company on an as needed basis until on or about December 31, 2000. The funds received from USM will cover the general, administrative and other costs approximated at $20,000 per month plus interest. Additional funds will be needed to ready the Franklin Mine and Mill properties for the commencement of extraction and milling and to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

     There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM. In the event that the Company defaults on its obligations, USM may foreclose on the assets secured by the USM note. Such foreclosure actions by USM would have a material adverse effect on the future operations of the Company and the Company's ability to explore the Franklin Mines.

     Substantially all of the $4,590,939 of mineral properties and equipment included in the accompanying balance sheet as of June 30, 2000, is related to exploration properties. The ultimate realization of the Company's investment in exploration properties and equipment is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production.

                               WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

NOTE 3 - NOTES PAYABLE RELATED PARTY AND OTHERS

     Notes payable related party and others consist of the following at June 30, 2000:

            12% unsecured demand note due to an affiliate of the former president of the
                Company                                                                    $ 71,965
            Secured promissory note (a)                                                      60,000
            Unsecured promissory notes (b)                                                   87,000
                                                                                           --------
                                                                                           $218,965
                                                                                           --------

     (a) The outstanding principal balance of the note became payable on July 18, 1996 and the Company is in default. The note is guaranteed by certain officers of Gems and is collateralized through a subordinated security interest in the Company's mining reclamation bond. Interest on the note is payable based on the rate of interest applicable to the mining reclamation bond.

     (b) This principal amount represents four unsecured promissory notes comprised of one $36,000 note and three $17,000 notes payable. The Company assumed these obligations on November 25, 1997, as part of the acquisition from USM of the remaining interest in the Joint Venture. These notes were in default when assumed by the Company, and remain in default as of June 30, 2000. Interest is being accrued at rates between 8% and 17% per annum.

     Accrued   interest  on  the  above  notes  at  June  30,  2000   aggregated
     approximately $76,000.

NOTE 4 - CONVERTIBLE DEBENTURES

          The Company's convertible debt at June 30, 2000 consist of:
             12.25% convertible debenture originally due 12/31/94                          $145,000

     As of June 30, 2000, the Company was in default with respect to the payment of the $145,000 principal balance of the debenture and accrued interest of approximately $93,000. As a result of its default, the Company is subject to and may be subject to further litigation by the Transfer Agent/Trustee under the Indenture Agreement or from debenture holders seeking immediate repayment of principal plus interest and other costs. Management cannot assure that there will be funds available for the required payments or what the effects will be of any actions brought by or on behalf of the debenture holders.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

     The Company had outstanding a 8% promissory note balance of $1,640,428, at June 30, 2000, which represents monies advanced to the Company by U.S. Mining, Inc. ("USM") and obligations assumed in connection with the contributions of Joint Venture interests in 1997. The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties, as well as its interests in the Hayden/Kennec Leases. The note is subject to successive 30-day extensions throughout 1998 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties because they can exert significant influence over the Company. Accrued interest at June 30, 2000 was approximately $262,000.

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

     (b)  Environmental Matters

          During 1999, inspections of the Franklin Mining properties revealed that certain drainage problems and substandard linings at the tailings disposal areas created potential hazards and that protection measures are required.

          The Company received a letter dated March 9, 2000 from the Colorado Division of Minerals and Geology (the "DMG") which sets forth the measures which must be taken by the Company to bring the site into compliance with groundwater regulations and to stabilize the tailings pond and site. The Company has been given until September 4, 2000 to submit its final groundwater sampling and to make some minor equipment adjustments at which time the Company expects that its Temporary Cessation order will be granted by DMG. In the event a Temporary Cessation is granted, no further reclamation work or mining work would be required for the duration of the Temporary Cessation, beyond basic maintenance and reclamation required to keep the site from further deterioration

     (c)  Litigation

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

The Company had no active mining or milling operations during the first and second quarters of 2000; however, the Company continued its efforts to bring the site into compliance with groundwater regulations and to stabilize the tailings ponds and site generally.

During the first quarter of 2000, the Company filed a notice with the Division of Minerals and Geology (the "DMG") requesting that its permit be placed into Temporary Cessation. A Temporary Cessation is a limited period of non-production, which results when an operator plans to temporarily cease production for at least 180 days upon filing of a notice of such intent with the DMG. As a condition to granting the Company's request, the DMG required that the Company address certain issues with respect to groundwater and tailings disposal ponds. Thus, the Company's efforts have been focused on addressing these issues. After a recent inspection by the DMG, the Company was notified that it has until September 4, 2000 to submit its final groundwater sampling and to make some minor adjustments to its equipment at the mine. The Company expects that the DMG will grant its application for Temporary Cessation once these final items have been addressed.

While the Company intends to place its permit into Temporary Cessation, the Company remains hopeful that economically viable commercial mining operations at the Idaho Springs mining facilities can be conducted in the future. However, given the current economic climate, it is unlikely that the Company will commence operations in the year 2000.

Management estimates that the Company will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations and interest, at the rate of approximately $20,000 per month for the remainder of 2000.

U.S. Mining Co. and its sole shareholder, William C. Martucci, has verbally pledged to provide financing to the Company on an as needed basis until on or about December 31, 2000. The Company cannot assure, however, that USM will fulfill its commitment to fund the Company's operations through year-end 2000. The funds received from USM and its affiliates will cover the general, administrative and other costs approximated at $20,000 per month plus interest. Additional monies will be needed to ready the Franklin Mine and Milling properties for the commencement of extraction and milling and to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM or that USM will fulfill its obligations to fund the Company through December 31, 2000. In the event that the Company defaults on its obligations, USM may foreclose on the assets secured by the USM note. Such foreclosure actions by USM would have a material adverse effect on the future operations of the Company and the Company's ability to explore the Franklin Mines.

Results of Operations:

Six and Three months ended June 30, 2000 Compared to Six and Three Months Ended June 30,1999

Company had a net loss of $292,619 and $112,472 for the six and three months ended June 30, 2000 respectively, as compared to a net loss of $177,981 and $96,875 during the same periods in 1999.

Environmental remediation costs and mine expenses were $36,886 and $36,406 for the six and three months ended June 30, 2000 respectively, compared to $25,593 and $10,916 during the same periods in 1999. This increase was due to the payment of County taxes during 2000.

General and administrative expenses were $147,853 and $21,085 for the six and three months ended June 30, 2000 respectively, compared with $69,424 and $43,782 during the same periods in 1999. This increase resulted principally from an increase in legal, professional and other costs associated with the filing of a proxy statement (approximately $61,000) and the reversal of previously accrued costs during the quarter ended March 31, 1999 (approximately $38,000).

Interest expense was $82,355 and $42,218 during the six and three months ended June 30, 2000 respectively, as compared to $70,681 and $36,082 during the same periods in 1999. This increase was due to interest incurred on the USM note.

Six and Three Months ended June 30, 1999 Compared to Six and Three Months Ended June 39, 1998

The Company had a net loss of $177,981 and $96,785 for the six and three months ended June 30, 1999 respectively, as compared to a net loss of $634,252 and $463,802 during the same periods in 1998. The loss in 1998 was higher due to a $265,000 loss on sale of the Gold Hill Mill Properties in 1998.

Environmental remediation costs and mine expenses were $25,593 and $10,916 for the six and three months ended June 30, 1999, respectively, compared to $38,491 and $26,145 during the same periods in 1998. This decrease was due to lower levels of activities in the 1999 periods.

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

In March 2000, the Company reached an agreement in principal with Mr. Martucci to acquire Shoppers Online, Inc. and Freebees, Inc., two related Internet companies 100% owned by him. Shoppers Online was developing an on line shopping portal (www.shoppersonline.com) and incubator for the development of business-to-business e-commerce. Freebees is currently developing a give-away, fulfillment and refund web site to be linked to Shoppers Online which will allow Internet consumers to participate in promotional and redemption programs offered by various companies operating in both e-commerce and brick and mortar retail businesses. After completing its preliminary due diligence, the Company determined that it was not willing to proceed with the acquisition of these companies primarily due to the fact that neither company was fully operational nor did either of them generate any revenues. While the Company is open to acquiring new businesses, management felt that the acquisition of non-revenue generating entities did not add any value to the Company. Therefore, Mr. Martucci was notified that the Company was no longer interested in pursuing the acquisition of Shoppers On Line and Freebees but would proceed with the acquisition of US Mining as agreed in January 2000.

As of the date of this report, the Company has not obtained shareholder approval for the acquisition of US Mining. Both the Company and Mr. Martucci have agreed to extend the term of the acquisition agreement to September 30, 2000 to afford the Company additional time to obtain the approval of its shareholders.

Temporary Cessation Notification

Throughout 1999, inspections of the Franklin Mining properties revealed that certain reclaimation issues still remained outstanding at the property. Specifically, certain drainage problems and substandard linings at the tailings disposal areas created potential hazards and required protection measures are addressed. Tailings Pond No. 5 was of specific concern to the DMG. After several extensions had been granted, the Company was unable to complete all of the preventive work required by the DMG. Due to lack of funds, the Company has not been able to institute its paste backfill program, which it believes would alleviate the problems currently existing at its tailings disposal area.

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

As recommended by the DMG, the Company requested a change of status of its permit to Temporary Cessation. Following a meeting of the DMG and representatives of the Company held on February 10, 2000, the DMG set forth the measures in a letter dated March 9, 2000, which must be taken by the Company to bring the site into compliance with groundwater regulations and to stabilize the tailings pond and site during the Temporary Cessation. The Company was notified by the DMG, after its last inspection, that it must submit final groundwater testing results and make some minor adjustments to equipment at the mining properties by September 4, 2000 for its Temporary Cessation request to be granted. In addition, before coming out of Temporary Cessation, the Company must commit to determining whether the current conditions of its tailings disposal areas is adequate for further tailings disposal and in no event will the Franklin Mill be permitted to operate without prior approval by DMG of a comprehensive tailings disposal plan.

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

Item 6. Exhibits and Reports on Form 8-K (all filed in original filing)

     A.   Exhibits

          (a)

          (b)  Press Releases dated: May 1, May 9, June 20, and July 26, 2000

     B.   Reports on Form 8-K

          NONE


                                    SIGNATURE


In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             WCM CAPITAL, INC.


                                             /s/ Robert Waligunda
                                             ---------------------------
Date: August 14, 2000                        Robert Waligunda, President

                                IMMEDIATE RELEASE


                         WCM Capital, Inc. GOES INTERNET


New York, New York/Idaho Springs, Colorado - May 1, 2000 - WCM CAPITAL, INC. (NASDAQ symbol WCMC) announced today that it has reached an agreement in principal with William C. Martucci to acquire Shoppers OnLine, Inc. and
Freebees, Inc., two related Internet companies 100% owned by him. Shoppers Online currently operates an on line shopping portal (www.shoppersonline.com) an incubator for the development of business-to-business e-commerce. Freebees is currently developing a give-away, fulfillment and refund web site to be linked to Shoppers Online which will allow Internet consumers to participate in promotional and redemption programs offered by various companies operating in both e-commerce and brick and mortar retail businesses. It is anticipated that the Company and Mr. Martucci will amend their agreement, dated January 18, 2000, pursuant to which the Company is to acquire US Mining, Inc. (the "USM
Acquisition Agreement") to include these Internet businesses as part of the stock for stock transaction contemplated thereby. In exchange for the acquisition of 100% of the outstanding stock of US Mining, Inc., Shoppers Online and Freebees, Martucci will retire indebtedness of approximately $2,000,000 of the Company currently owed to US Mining and will receive 85% of the Company's common stock.

US Mining remains committed to fund the Company on an as needed basis until the earlier of the closing of the transactions or December 31, 2000. The amended acquisition agreement is conditioned upon the approval of the stockholders of the Company at a special meeting of shareholders.


CONTACT:       Robert Waligunda, Pres.     (212) - 344-2828

IMMEDIATE RELEASE

New York, New York/Idaho Springs, Colorado - May 9, 2000 - WCM CAPITAL, INC. (NASDAQ symbol "WCMC") has been informed that E-Pawn.com (OTC BB: "EPWN") has acquired 19% of Shoppers Online, Inc. and FreeBees, Inc. for cash and stock. E-Pawn (www.e-pawn.com) is a multi-faceted portal, software developer and online auction company. The Company recently announced its plans to acquire both Shoppers Online and FreeBees and believes that E-Pawn will be instrumental in expanding both businesses.

In a press release today, Mr. Eli Leibowitz, president of E-Pawn, stated that he believed the investment by E-Pawn in Shoppers Online "...is a key step in executing on our business plan to become one of the dominant online retailers in the industry".

Shoppers Online (www.shoppersonline.com) currently operates an online shopping portal and incubator for the development of business-to-business e-commerce. FreeBees is developing a giveaway, fulfillment and refund website to be linked to Shoppers Online to allow internet users to participate in promotional and redemption programs offered by various companies operating in both e-commerce and brick and mortar retail businesses.

In addition to Shoppers Online and Freebees, the Company has also agreed to acquire US Mining, Inc., a New Jersey corporation which invests in mining properties. In exchange for the acquisition of US Mining, Inc., Shoppers Online and Freebees, approximately $2,000,000 of indebtedness of the Company to US Mining will be retired and 85% of the Company's common stock will be issued in consideration for the transaction. The acquisition is conditioned upon the approval of the stockholders of the Company.


CONTACT: Robert Waligunda, Pres. (212) - 344-2828

                                IMMEDIATE RELEASE

                         TEMINATION OF LETTER OF INTENT


New York, New York/Idaho Springs, Colorado - June 20, 2000 - WCM CAPITAL, INC. (NASDAQ symbol "WCMC") announced today that it has terminated its letter of intent with William C. Martucci to acquire Shoppers Online, Inc. and Freebees Incorporated, Inc. The primary reason for the Company's decision not to proceed with these transactions was that the Internet based companies were still developmental in nature and were not fully operational or income generating to date. Moreover, recent developments regarding e-pawn.com, in each of Shoppers OnLine and Freebees further influenced the Company's decision. However, the Company remains committed to concluding its acquisition of US Mining, Inc., in accordance with the Stock Purchase Agreement, among the Company, US Mining, Inc. and William C. Martucci, the sole shareholder of US Mining and current director of the Company. Upon the consummation of the Stock Purchase Agreement, it is anticipated that Mr. Martucci will own approximately 85% of the outstanding shares of the Company and the indebtedness currently owed to US Mining, Inc. by the Company will be forgiven. The consummation of the acquisition of US Mining, Inc. is contingent upon approval of the Company's stockholders. Management, however, is continuing to explore other possible business combinations in hopes of acquiring viable companies, which will generate much needed revenues to the Company.


CONTACT: Robert Waligunda, Pres. (212) - 344-2828

                               IMMEDIATE RELEASE

                         Hayden Lease Purchase Extended
                              to December 31, 2000



New York, New York/Idaho Springs, Colorado - July 26, 2000 - WCM CAPITAL, INC. (NASDAQ symbol "WCMC") WCM Capital, Inc. has been informed that US Mining, Inc. has reached an agreement with Audrey Hayden to extend the purchase option of the Hayden Lease through December 31, 2000. US Mining, Inc. renewed its commitment to fund operations and pay expenses of the Company through December 31, 2000.

Additionally, the Company is currently exploring merger and/or acquisition opportunities to increase shareholder value. Said Mr. Waligunda, president of the Company, "It is our goal to bring value to our investors and shareholders by exploring acquisition targets or merger candidates which would be complimentary to Company.

CONTACT: Robert Waligunda, Pres. (212) - 344-2828




Statements in this press release, other than statements of historical information, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested due to certain risks and uncertainties including, without limitation, risks associated with mining and milling operations, the availability of debt and equity capital on a reasonable terms and the effects of government regulations and operations risks. Additional information concerning certain risks and uncertainties that could cause actual, results to differ materially from that projected or suggested is contained in the Company's filings with the Securities and Exchange Commission
(SEC) over the past 12 months, copies of which are available from the SEC or may be obtained upon request from the Company. The forward-looking statements contained herein represent the Company's judgment as of the date of this release, and the Company cautions readers not to place undue reliance on such statements.