Form 10QSB/A
period 2000-06-30
WCM CAPITAL INC
filed 2000-08-31
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSBA

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

Yes [X]   No [ ]

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                                       June 30,        December 31,
                                                                         2000              1999
                                                                     ------------      ------------
CURRENT ASSETS:

  Cash and cash equivalents                                          $       --        $       --
                                                                     ------------      ------------

  TOTAL CURRENT ASSETS                                                       --                --

  Mining, milling and other property and equipment,
    net of accumulated depreciation and depletion of
    $2,193,156 and $2,166,261                                           4,590,939         4,617,834
  Mining reclamation bonds                                                138,386           137,016
                                                                     ------------      ------------

                                                                     $  4,729,325      $  4,754,850
                                                                     ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                              $    523,988      $    689,049
  Payroll and other taxes payable                                          29,960            29,960
  Convertible debentures                                                  145,000           145,000
  Notes payable - related party and others                                218,965           218,965
  Note payable - related party                                          1,640,428         1,470,295
                                                                     ------------      ------------

  TOTAL CURRENT LIABILITIES                                             2,558,341         2,553,269
                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
    40,000,000 shares authorized; 1,318,767 shares
       issued and outstanding                                              13,188            13,188
  Additional paid-in capital                                           18,652,381        18,390,360
  Deficit accumulated during the exploration stage                    (16,494,585)      (16,201,967)
                                                                     ------------      ------------

                                                                        2,170,984         2,201,581
                                                                     ------------      ------------

                                                                     $  4,729,325      $  4,754,850
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
                                   (Unaudited)

                                                                           Six Months                    Three Months
                                                                         Ended June 30                   Ended June 30
                                                                      2000            1999            2000            1999
                                                                  ------------    ------------    ------------    ------------
REVENUES:
  Sales                                                           $       --      $       --      $       --      $       --
  Interest income                                                        1,370           1,071             685             672
  Other income                                                            --              --              --              --
                                                                  ------------    ------------    ------------    ------------

                                                                         1,370           1,071             685             672
                                                                  ------------    ------------    ------------    ------------

EXPENSES:
  Mine expenses and environmental remediation costs                     36,886          25,593          36,406          10,916
  Write-down of mining and milling and other property
    and equipment                                                         --              --              --              --
  Depreciation and depletion                                            26,895          13,354          13,448           6,677
  General and administrative expenses                                  147,853          69,424          21,085          43,782
  Interest expense                                                      82,355          70,681          42,218          36,082
  Amortization of debt issuance expense                                   --              --              --              --
  Equity in net loss and settlement of claims of Joint Venture            --              --              --              --
  Other                                                                   --              --              --              --
                                                                  ------------    ------------    ------------    ------------

                                                                       293,989         179,052         113,157          97,457
                                                                  ------------    ------------    ------------    ------------

NET LOSS                                                          $   (292,619)   $   (177,981)   $   (112,472)   $    (96,785)
                                                                  ============    ============    ============    ============


BASIC LOSS PER COMMON SHARE                                       $       (.22)   $       (.13)   $       (.09)   $       (.07)
                                                                  ============    ============    ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING                                  1,318,767       1,318,767       1,318,767       1,318,767
                                                                  ============    ============    ============    ============

                                                                     Cumulative
                                                                        from
                                                                      Inception
                                                                    ------------
REVENUES:
  Sales                                                             $    876,082
  Interest income                                                        552,479
  Other income                                                            79,397
                                                                    ------------

                                                                       1,507,958
                                                                    ------------

EXPENSES:
  Mine expenses and environmental remediation costs                    3,657,996
  Write-down of mining and milling and other property
    and equipment                                                      1,795,000
  Depreciation and depletion                                           2,388,505
  General and administrative expenses                                  6,630,058
  Interest expense                                                     1,368,787
  Amortization of debt issuance expense                                  683,047
  Equity in net loss and settlement of claims of Joint Venture         1,059,971
  Other                                                                  419,179
                                                                    ------------

                                                                      18,002,543
                                                                    ------------

NET LOSS                                                            $(16,494,585)
                                                                    ============


BASIC LOSS PER COMMON SHARE



WEIGHTED AVERAGE SHARES OUTSTANDING

                  See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO JUNE 30, 2000
                                   (Unaudited)

                                                                                                                        Cumulative
                                                                                                                            from
                                                                                   2000                1999              Inception
                                                                               ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $   (292,619)       $   (177,980)       $(16,494,586)
  Adjustments to reconcile net loss to net cash used in
    Operating activities:
      Depreciation and depletion                                                     26,895              13,354           2,388,505
      Provision for bad debt                                                           --                  --               350,000
      Write-down of mining and milling and other
        Property and equipment                                                         --                  --             1,530,000
      Amortization of debt issuance expense                                            --                  --               683,047
      Loss on Sale of Equipment                                                        --                  --               265,000
  Value of common stock issued for:
        Services and interest                                                          --                  --             1,934,894
        Settlement of litigation                                                       --                  --               100,000
        Settlement of claims by joint venture partner                                  --                  --               936,000
        Compensation resulting from stock options granted                              --                  --               311,900
        Value of stock options granted for services                                    --                  --               112,500
        Equity in net loss of joint venture                                            --                  --               123,971
        Other                                                                          --                  --                (7,123)
      Changes in operating assets and liabilities:
         Interest accrued on mining reclamation bonds                                (1,370)             (1,071)            (13,386)
         Accounts payable and accrued expenses                                       96,960              16,527           1,048,225
                                                                               ------------        ------------        ------------
  NET CASH USED IN OPERATING ACTIVITIES                                            (170,134)           (149,170)         (6,731,053)
                                                                               ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to mining, milling and other
    Property and equipment                                                             --                  --            (5,120,354)
  Purchases of mining reclamation bonds, net                                           --                  --              (125,000)
  Deferred mine development costs and other expenses                                   --                  --              (255,319)
                                                                               ------------        ------------        ------------

  NET CASH USED IN INVESTING ACTIVITIES                                                --                  --            (5,500,673)
                                                                               ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of common stock                                                            --                  --             8,758,257
  Issuance of underwriter's stock warrants                                             --                  --                   100
  Commissions on sales of common stock                                                 --                  --              (381,860)
  Purchases of treasury stock                                                          --                  --               (12,500)
  Payments of deferred underwriting costs                                              --                  --               (63,814)
  Proceeds from exercise of stock options                                              --                  --               306,300
  Issuance of convertible debentures and notes                                         --                  --             1,505,000
  Proceeds of advances from joint venture partner                                      --                  --               526,288
  Advances to joint venture partner                                                    --                  --              (181,017)
  Payments of debt issuance expenses                                                   --                  --              (164,233)
  Proceeds of other notes and loans payable                                         170,134             149,170           2,051,912
  Repayments of other notes and loans payable                                          --                  --              (120,000)
  Proceeds of loans from affiliate                                                     --                  --                55,954
  Repayments of loans from affiliate                                                   --                  --               (48,661)
                                                                               ------------        ------------        ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                         170,134             149,170          12,231,726
                                                                               ------------        ------------        ------------

                                   (Continued)

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                                TO JUNE 30, 2000
                                   (Unaudited)


                                                                                                          Cumulative
                                                                                                             from
                                                               2000                    1999                Inception
                                                          -------------           -------------           -----------
DECREASE IN CASH                                          $        --             $        --             $      --

CASH - beginning of period                                         --                      --                    --
                                                          -------------           -------------           -----------

CASH - end of period                                      $        --             $        --             $      --
                                                          =============           =============           ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                                           $        --             $        --             $   299,868
                                                          =============           =============           ===========


NONCASH INVESTING AND FINANCING ACTIVITIES:

During June 2000, U.S. Mining Inc. agreed to waive and contribute as additional paid in capital all accrued interest on notes payable to U.S. Mining Inc. During the six months ended June 30, 2000 accrued interest has been reduced by $262,021 and additional paid in capital has been credited by $262,021.


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

     U.S. Mining Inc. and its sole shareholder, William C. Martucci, have pledged to provide financing to the Company on an as needed basis until on or about December 31, 2000. The funds received from USM will cover the general, administrative and other costs approximated at $20,000 per month plus interest. Additional funds will be needed to ready the Franklin Mine and Mill properties for the commencement of extraction and milling and to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

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


     NOTE 2 - BASIS OF PRESENTATION continued:

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

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 5 - NOTE PAYABLE - RELATED PARTY

     The Company had outstanding a 8% promissory note balance of $1,640,428, at June 30, 2000, which represents monies advanced to the Company by U.S. Mining, Inc. ("USM") and obligations assumed in connection with the contributions of Joint Venture interests in 1997. The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties, as well as its interests in the Hayden/Kennec Leases. The note is subject to successive 30-day extensions throughout 1998 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties because they can exert significant influence over the Company. During June 2000, USM forgave all accrued interest on the note payable and accordingly $262,021 was credited to additional paid in capital. USM has agreed to waive all interest through December 2000.

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

     On November 13, 1997, Hayden entered into an agreement to sell the Hayden interests to USM for a purchase price of $75,000 (the "Hayden-USM Purchase Agreement"). The purchase price is evidenced by note, due on February 2, 1998. Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to extend the Hayden/Kennec Leases upon the same terms and conditions currently in effect through March 13th, 1998 (the "Extended Expiration Date"). As of the date hereof, USM has not consummated the transaction contemplated by the Hayden-USM Purchase Agreement; however, it is expected that the transactions will close upon delivery by Hayden of clear title to the interests

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 6 - COMMITMENTS AND CONTINGENCIES continued:

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


                                               WCM CAPITAL, INC.


                                               /s/ Robert Waligunda
Date:  August 31, 2000                         ---------------------------------
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