Form 10KSB/A
period 1999-12-31
WCM CAPITAL INC
filed 2000-10-23
CIK 215913

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

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

                         1,318,767 as of March 15, 2000


DOCUMENTS INCORPORATED BY REFERENCE IN PART III - SIX

Transitional Small Business Disclosure Format (check one)    Yes___  No  _X_

PART I                          TABLE OF CONTENTS                           PAGE

Item 1            Description of Business                                     03

Item 2            Properties                                                  07

Item 3            Legal Proceedings                                           15

Item 4            Submission of Matters to a Vote of Security Holders         19

PART II

Item 5            Market for Registrant's Common Equity and Related           21
                  Stockholder Matters

Item 6            Management's Discussion and Analysis or Plan                22
                  of Operation

Item 7            Financial Statements                                  F-1/F-29

Item 8            Changes in and Disagreements with Accountants               28
                  on Accounting and Financial Disclosure

PART  III

Item 9            Directors, Executive Officers, Promoters, and Control       28
                  Person; Compliance with Section 16(a) of the
                  Exchange Act

Item 10           Executive Compensation                                      30

Item 11           Security Ownership of Certain Beneficial Owners             30
                  and Management

Item 12           Certain Relationships and Related Transactions              31

PART IV

Item 13           Exhibits, Reports on Form 8-K                               34

                  Signatures                                                  37

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

On December 26, 1976, the Company acquired Gold Developers and Producers Incorporated, a Colorado corporation that leased 28-patented mining claims from Audrey and David Hayden and Dorothy Kennec pursuant to a mining lease and option to purchase, dated November 12, 1976 (hereinafter collectively referred to as the "Hayden/Kennec Leases"). In 1981, the Company commenced a rehabilitation program to extend and rehabilitate the shafts and tunnels in place at the Franklin Mines, install the Franklin Mill and search for and delineate a body of minerals. The Company completed the Franklin Mill, which is capable of crushing, processing and concentrating approximately 150 tons of minerals per 24-hour period, in 1983.

Operations at the Company's Mining Properties

(1) The Franklin Mining Properties

During fiscal year 1998 and 1999, no exploration activities were conducted at the Franklin Mine. However, the Company continued its rehabilitation program and reclamation program in anticipation of commencing operations. Specifically, the Company continued with its water monitoring programs and commissioned additional reports and research into claims located on the mining property. The Company has through fiscal year 1999, and will continue, through fiscal year 2000, to take steps toward bringing the Franklin Mine and Mill into operation.

Since its inception, the Company has spent significant monies constructing the Franklin Mill, rehabilitating the Franklin and Freighters Friend shafts and underground workings and constructing surface support facilities of the Franklin Mines. In recent years, the Company has (a) instituted a plan for quarterly ground water monitoring which includes surface water and ground water sampling plans, (b) taken steps to correct run-off problems associated with the Tailings Pond disposal areas currently located on the property, (c) reclaimed the lined tailings ponds located adjacent to the Franklin Mill, (d) set forth preliminary plans for the installation of a paste backfill system for tailings disposal and
(e) applied to the Colorado Division of Minerals and Geology, the state governing authority for mining and milling (the "DMG") for expansion of the permitted area at the Franklin Mines and Franklin Mill to allow for performance of certain of the remediation work outlined above. The Company believes that upon the institution of a paste backfill system, it will have adequate capacity for tailings disposal should mining operations commence. However, should additional tailings disposal areas be required, the Company may make application to the DMG to reopen the lined tailings ponds recently reclaimed. In addition, the Company has instituted an environmental protection plan containing emergency response plans for designated chemicals used on site and appropriate measures consistent with local government agencies to prevent damage to area wildlife form chemicals, toxic or acid forming materials and/or acid mine drainage. The Company's plan has been approved by the DMG.

Throughout 1999, inspections of the Franklin Mining properties revealed that certain reclamation issues still remained outstanding at the property. Specifically, certain drainage problems and substandard linings at the tailings disposal areas created potential hazards and required protection measures are addressed. Tailings Pond No. 5 was of specific concern to the DMG. After several extensions had been granted, the Company was unable to complete all of the preventive work required by the DMG. Due to lack of funds, the Company has not been able to institute its paste backfill program, which it believes would alleviate the problems currently existing at its tailings disposal area.

On January 5, 2000, the Company submitted a letter to the DMG to clarify why, among other things, it has not completed all of the recommended preventive measures at the site, specifically with respect to its tailings ponds, and commenced operations. The Company explained its difficulty in obtaining needed financing to continue its reclamation and remediation plans and to begin mining and milling operations at the Franklin Mines due to the depressed price of gold. Therefore, the Company concluded that it is economically unfeasible to mine and mill at the properties at this time. The Company further stated, however, that it did not wish to abandon its business plan or reclaim the property but rather intends to maintain the mine and mill site and to comply with all DMG regulations with hopes of restarting the mine and mill as soon as the price of gold makes it profitable to do so.

On February 7, 2000, the DMG responded to the Company's correspondence with a recommendation that the Company's mining permit be placed in Temporary
Cessation. Temporary Cessation is a limited period of non-production, which results when an operator plans to temporarily cease production for at least 180 days upon the filing of notice thereof with the DMG. In the event that a Temporary Cessation is granted, no further reclamation work or mining work would be required for the duration of the Temporary Cessation, beyond basic maintenance and reclamation required to keep the site from further deterioration. The DMG further indicated that should the Company choose to apply for Temporary Cessation, certain of the tailings pond area would be required to be stabilized and the groundwater and the stability of the tailings ponds must be protected from further deterioration. The DMG required that any notice of Temporary Cessation submitted must specifically address an alternative interim reclamation plan for Tailings Pond No. 5 as well as outlining the temporary stabilization measures needed to comply with these requirements.

As recommended by the DMG, the Company requested for a change of status of its permit to Temporary Cessation. Following a meeting of the DMG and representatives of the Company held on February 10, 2000, the DMG set forth the measures in a letter, dated March 9, 2000, which must be taken by the Company to bring the site into compliance with groundwater regulations and to stabilize the tailings pond and site during the Temporary Cessation. The Company has been given until April 6, 2000 to submit a written commitment to complete all of the required actions by May 30, 2000 for its Temporary Cessation request to be granted. In addition, before coming out of Temporary Cessation, the Company must commit to determining whether the current conditions of its tailings disposal areas is adequate for further tailings disposal and in no event will the Franklin Mill be permitted to operate without prior approval by DMG of a comprehensive tailings disposal plan. The Company expects that its application will be approved in the third quarter of 2000.

The Company has not conducted any commercial mining operations and, as a result, had not generated any significant revenues through December 31, 1999 from operations at the Franklin Mine. Therefore, the Company remains in the exploration stage. The Company, however, is hopeful that an economically viable commercial mining operation at the Idaho Springs mining facilities can be conducted in the future if exploration is successful, however, given the current economic climate, it is unlikely that the Company will commence exploration in the year 2000. The Companies will continue to work closely with the Federal and Colorado state mining regulatory agencies as required by law.

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

(3) The Gold Hill Mill

In 1996, the Company acquired the Gold Hill Mill in hopes of increasing its milling capacity to mill minerals extracted from the Franklin Mines and other mining properties in the region. However, in 1997, it became clear that the regulatory climate made it economically unfeasible to bring the Gold Hill Mill into operation. Recent changes in the laws governing milling and mining in Boulder County restrict the use of milling facilities located in Boulder County to processing minerals recovered within the county only. These legal changes prohibited the Company from using the Gold Hill Mill for processing mineralized rock from the Franklin Mines.

Therefore, on or about June 5, 1998, the Company sold the Gold Hill Mill to Denver East Machinery Company ("Denver East") for an aggregate purchase price of $1,075,000. Payment of the purchase price was made by transferring certain property and equipment owned by Denver East having a fair market value of $725,000 a demand note in the aggregate principal amount of $350,000 which was payable to Denver East by Com, Inc., an affiliate of Gems (the "Denver East Note"). The Denver East Note is payable and accrues interest at a rate of 14% per annum. As of the date hereof, the Company has not made demand for payment under the terms of the Denver East Note nor does the Company expect to ever collect on such note due to the Borrowers lack of funds.

Other Ventures

On or about January 11, 1999, US Mining, Inc. ("USM"), a Company wholly owned by Mr. William C. Martucci, a director of the Company executed a letter of intent with agents for the Alamosa Mining and Leasing Company, Inc. and the Renegade, LLC to enter into a joint venture arrangement for the exploitation of the Shafter Mining Property located in Clear Creek County, Colorado. USM is engaged in the business of holding and investing in mining properties. To date, USM's sole business has been providing the Company with financial support and contracting to acquire 50% of the mineral rights originally leased by the Company under the Hayden/Kennec Leases. See Item 2 - Property; Item 12 - Certain Transactions and Related Parties. The letter of intent was assigned to the Company on January 11, 1999.

After consultation with USM and completion of preliminary due diligence with respect to the feasibility of commencing mining operations at the Shafter Mining Property, the Company determined that it was not feasible to pursue this arrangement and notified the parties of its intent in April 1999.

On January 18, 2000, the Company, Mr. William C. Martucci, a director of the Company and USM entered into an agreement whereby the Company would acquire USM in exchange for approximately 85% of the issued and outstanding shares of the Company on the closing date. See Proposal 1 - The Acquisition.

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

Employees and Technical Consultants

The Company had no full-time employees. The Company's executive officers serve as needed on a part-time basis for no compensation. However, on or about June 1, 2000 the Company issued 169,750 shares of Common Stock to Richard Brannon, a Vice President of the Company and 153,690 shares of Common Stock to Joseph Laura, a consultant of the Company. The shares were issued to Laura as compensation for services rendered and to Brannon for present and future services rendered in connection with the Company's mining business. These shares were registered by the Company on Form S-8 on or about June 6, 2000. With respect to operations at the Franklin Mines and Franklin Mill, technical personnel and other qualified consultants and experts are retained on a contract or consulting basis as needed. Management anticipates that as the

Company's business develops, additional technical administrative staff may be hired as well as qualified geological and technical consultants on an as needed basis.

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

Mine Workings                  The areas where minerals are being mined.

Mineral Concentrate            A mill product where the rock particles have been
                               removed from the metallic minerals.

Mineralized Material           A mineralized body which has been delineated by
  or Deposit                   appropriate drilling and/or underground sampling
                               to support sufficient tonnage and average grade of metals under SEC standards. Such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recovers and other factors, concludes economic feasibility.

Mineralized Rock               Rock which contains the minerals to be mined.

Mineralized Material           Rock in which metallic mineralization is present
                               but may not exist in economic concentration.

Autoclave                      A smelter devise which oxidizes sulfides at a
                               high temperature (roasting) leaving gold contained amendable to Cyanidation.

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

Paste Backfill Procedure in which backfill is treated with certain chemicals to solidify the same to prevent seepage.

Pegatites                      A type of rock found in the Franklin Mine.

Pillars                        Unmined sections of ore in a stope.

Pre-Cambrian age               A time period in history dating back
                               approximately 600 million years ago.

Probable (Indicated) Reserves  Reserves for which quantity and grade and/or quality and computed from information similar to that used for proven reserves, but the site for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between point of observation.

Production Shaft               The device through which mineralized material is
                               hoisted from the mine and the area through which materials are lowered into the mine and miners enter and exit the mine.

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

Reserves A reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

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

In late 1997, the Company had been in discussions with Martucci to effectuate a business combination with certain of his entities. See Item 12 - Certain Relationships and Certain Transaction. During these discussions, the Company explained to Martucci the situation regarding the Hayden/Kennec leases and the importance of maintaining an interest in the mineral rights as they represent over 50% of the mineral claims available to the Company for exploration and development. It was then agreed that USM would negotiate with Mrs. Hayden to acquire her interest.

Pursuant to the Purchase Agreement, Mrs. Hayden agreed to sell to USM the Hayden Interest for $75,000, which would be evidenced by a note issued to Hayden by USM at the consummation of the sale. The Purchase Agreement also contained a provision which extended the Hayden/Kennec Leases with respect to the Hayden Interest until March 13, 1998 and which required USM to continue to pay the royalty payments of $1,000 per month required thereunder until the sale was consummated. As of the date hereof, USM has not consummated the purchase of the Hayden Interests; however, the terms of the Purchase Agreement remain in effect and Mrs. Hayden has agreed to further extend the Hayden/Kennec Leases with respect to the Hayden Interest through December 31, 2000. The Company has also been advised by USM that all royalty payments have been paid and will continue to be paid until the sale is consummated or the Purchase Agreement is terminated. Since November 1997, USM has paid royalty payments to Mrs. Hayden of approximately $25,000 through December 31, 1999.

With respect to the 50% interest currently owned by Mrs. Kennec (the "Kennec Interest"), upon the expiration of the Hayden/Kennec Leases, the Company entered into an extension Agreement with Mrs. Kennec to extend the Hayden/Kennec Leases as they pertain to the Kennec Interest until March 12, 1998. No further extensions have been granted and there can be no assurance that the Company will reach any further Agreement with Mrs. Kennec regarding the Kennec Interest. While there can be no guarantee that the

Company's failure to come to Agreement with Mrs. Kennec regarding her interest will not have an adverse impact on the Company's ability to exploit the mineral rights evidenced by the Hayden/Kennec Leases, Gems had received an opinion of counsel from Freeborn & Peters, that Colorado Law would permit the exploitation of the mineral rights so long as the non-participating owner (Mrs. Kennec) is paid whatever net profits are owed to her upon commencement of operations. Since USM is in a position to purchase the Hayden Interest and the Company has continued to acquire USM, the Company is hopeful that its inability to come to an Agreement with Mrs. Kennec with respect to the Kennec Interest will not preclude the Company from commencing mining operations.

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

Ore Deposition in the Area

Most of the minerals deposition in the area where the Franklin Mine is located has been credited to the period of the Laramide Orogeny. Minerals extracted from the region included gold, silver, copper, lead, zinc, and uranium. By far the largest single metal values were in gold, with silver being a distant second. Though many of the smaller veins located in the area pinched out at moderate depth, some have shown strong mineralization at greater depths.

The minerals deposits are of four types: (i) pyritic gold minerals; (ii) galena-sphalerite minerals; (iii) composite (pyrite-galena-sphalerite) minerals and (iv) telluride minerals. Pyritic gold minerals are chiefly associated with pyrite, chalcopyrite, and tennentite. The "composite minerals" are believed to be the result of two or more periods of mineralization, with pyritic minerals first and galena-sphalerite second; mineral content varies widely with the relative percentage of the different types of ore present. Telluride minerals are present mostly in the Northeast corner of the district, but some telluride minerals have been noted elsewhere.

The Idaho Springs and Central City Mining District

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

There are at least four other mining properties being sought in the Idaho Springs, Central City mining district that may be available for purchase, joint venture or lease. The Company has been advised that two of these properties are located within three miles of the Franklin Mining properties.

Currently, however, there is only one active mine in this area. The Company believes there is development potential in the Idaho Springs Central City mining district that may, if exploration is successful be a source of ore for the Franklin Mill. The Company is hopeful that nearby properties can be obtained and, combined with the Franklin Mines and, if exploration of these properties is successful and ore proven to exist, such mineralized material be processed at the Franklin Mill.

Geology of the Franklin Mines

The rocks most commonly seen in the Franklin Mines are Pre-Cambrian age granite and microcline gneiss. Tertiary Period, monzonite, the most common of which is quartz monzonite, can be seen on the ninth level and are reported from lower levels in the Gem vein or Gem workings of the Franklin Mines. The general strike of the system is N75 degrees W with dips varying from 45(0) to 79(0).

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

Estimated Reserves of Mineralized Material

Mineralization of the Franklin Mine and associated Gem, the Freighter mines is that generally associated with the "Main Trunk" of the J.L. Emerson Fault. No reference is being made regarding the mineral potential of structures situated adjacent to, or off the "Main Trunk".

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

The Franklin mineral structure is generally a tabular structure in shape and consisting of several parallel to sub-parallel veins, striking in a westerly direction and dipping at 45(0) to 79(0) north. Its depth is unknown.

The J.L. Emerson Fault is a large regional structure, striking east to west and having an irregular plain that dips to the north at 45 to 79 degrees. The J.L. Emerson Fault is associated throughout with a series of parallel to sub-parallel sigmoidal shaped fractures that may focus east or west on the principal fault plain. These fracture patterns are found on nearly all levels and represent important Parallel mineralized fault fractures, the so-called "footwall" and "hanging wall" veins. Each of the principal veins has historically contributed to production in the Gem vein. A second set of true fissure veins of a later date and striking northeast and southwest interdict the J.L. Emerson Fault at several points, but does not cross. These veins are of unknown economic potential.

The mineral structures in the Franklin Mines are often large, but poorly defined. It was suggested that a core-drilling program be conducted at promising locations to determine mineralized zones therein.

There is no assurance that reserves exist in the Franklin Mine system. A core-drilling program and a comprehensive economic evaluation will be required to determine economic feasibility.

Operations

During the years 1998 and 1999, the Company continued reclamation and rehabilitation of its properties in Idaho Springs in the anticipation of more detailed evaluations of its resource. The Company also continued to seek custom milling business from small operators in the general area. The Company's initial plan is to core drill an area located on the 5 level of the Freighters Friend Shaft where mineralized material is believed to exist. Management believes that an initial capital requirement for core drilling is approximately $500,000. To bring the mill into operating condition is believed to require $750,000.

USM has verbally pledged to continue to provide financing to the Company on an as needed basis through December 31, 2000: this financing is in addition to the USM Advances made in 1998 and 1999. Other alternatives such as private placements, loans, or public offerings may be considered for future operating capital.

It is important to be aware that mining is a regulated business and compliance with regulatory requirements of the various agencies having jurisdiction over the Company's activities can cause delays in the schedules set by the Company for the installation of its facilities and performance of its reclamation and remediation work. Moreover, regulatory requirements may require capital outlays in excess of those anticipated; thus adversely affecting the scope and timing of planned operations.

Mill/Metallurgy

The Franklin Mill was designed to recover and concentrate metallic minerals by two methods; selective flotation and, gravity by table and jig. Both systems have been operated in a continuous circuit. After a series of upgrades in 1982, the Franklin Mill has a processing capacity (operating for a 24 hour period) of approximately 150 tons. In the past, the Franklin Mill operated on an eight-hour schedule and processed approximately 30 tons of minerals during that time interval.

The Franklin minerals are refractory and therefore difficult to separate. Pyrite (iron sulfide) constitutes approximately 23% of the weight of the minerals. Approximately 35% of the gold content of the minerals remains locked in the pyrite as refractory gold and is not recoverable by ordinary means.

Standard milling procedures are considered for any possible future operations: selective flotation of a) lead, silver, gold and b) zinc and c) gravity concentration of gold bearing pyrite. Gold bearing pyrite (refractory gold) concentrates would be shipped to a copper smelter or to an autoclave Lead and silver and free gold would go to lead smelter, zinc to a zinc smelter.

In the past, the Franklin Mill operated on a limited schedule while exploration and development was taking place. While the Franklin Mill has not operated with respect to the milling of minerals, limited-crushing activities took place in early 1996 for the purpose of preparing bulk mineral samples for assay.

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

Item 3. Legal Proceedings

The Company, from time to time, may become involved in various legal actions associated with the normal conduct of its business operations. No such actions, other than those set forth below, involve known material gain or loss contingencies not reflected in the Company's financial statements.

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

Redstone Litigation

On or about May 14, 1998, Redstone Securities Inc. ("Redstone") commenced an action against the Company in the Supreme Court of the State of New York, County of Nassau, Index No. 98-013668, claiming, among other things, breach of contract, fraudulent inducement, and unjust enrichment in connection with an Investment Banking Agreement dated August 28, 1996, between Redstone and the Company. The complaint requests relief in the amounts of not less than $600,000 plus punitive damages, costs, interest and other expenses. On or about July 31, 1998, the Company answered the complaint and filed a cross complaint against Redstone alleging, among other things, abuse of process, fraud, breach of fiduciary duty, breach of contract and interference with prospective financial advantage. In September 1999, the matter was settled whereby the Company agreed to lift the stop transfer order on the shares held by Redstone to allow Redstone the ability to sell those shares to Mr. Joseph Martelli an unaffiliated third party.

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

Matter                                                     For                Against            Abstain
------                                                     ---                -------            -------
Election of William C.  Martucci As a Director          2,411,706              46,917           ----------
Election of Robert Waligunda as Director                2,443,750              14,873           ----------
Election of Ronald Ginsberg as a Director               2,411,718              46,905           ----------
Election of Robert W. Singer as a Director              2,411,714              16,476           ----------

Amendment to Certificate
Of Incorporation for
Name change                                             2,434,302              16,476                7,845

Confirmation of
Independent Auditors                                    2,427,679              21,743                9,201

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

Matter                                                     For                Against           Abstain
------                                                     ---                -------           -------

Election of William C. Martucci                         2,969,910              46,213           ----------
As a Director

Election of Robert Waligunda as Director                2,969,910              46,213           ----------

Election of William                                     2,968,370              47,753           ----------
Wishinsky as a Director

Election of Casey                                       2,968,370              47,753           ----------
Myhre as a Director

Election of John                                        2,968,342              47,781           ----------
Bruno as a Director

Confirmation of
Independent Auditors                                    2,962,757              42,205               11,161

On December 13, 1999, the Company held a special meeting of stockholders to consider a proposal to amend the Company's Certificate of Incorporation to reverse split the Company's outstanding shares of common stock on a three-for-one basis and to reduce the authorized capital of the Company from 100,000,000 to 40,000,000. Of the 3,991,107 shares entitled to vote at the meeting, 3,016,123 were presented either in person or by proxy constituting a quorum for purposes of conducting the business that was brought before the meeting. The amended Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on December 17, 1999.

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

---------------
* Takes into account one for three reverse split effective December 20, 1999

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

Item 6. Management's Discussion and Analysis or Plan of Operation

CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, Management believes that certain of the matters discussed in this Annual Report for the year ended December 31, 1999 are "forward looking risks and uncertainties which cause actual results to differ materially from those discussed herein including, but not limited, risks relating to changing economic conditions, change in price of disclosed in this Annual Report. The Company cautions readers that any such forward-looking statements are based upon management's current expectations and beliefs but are not guaranties of future performance. Actual results could differ materially from those expressed or implied in forward-looking statements.

The Company is engaged in the business of investing and participating in the development of commercial mining and milling operations primarily at leased properties in or near Idaho Springs, Colorado.

During 1998 and 1999, remediation work was performed and completed at the Franklin Mines and the Franklin Mill in preparation for the commencement of mining operations at the Franklin Mines.

The Company has not commenced commercial operations at the Franklin Mine since its inception. Therefore, the Company remains in the exploration stage and has not generated significant revenues on a sustained basis since its inception. The Company did not realize any revenues based on sales in 1999 and 1998. Since the abandonment of its participation in Newmineco, the Company will no longer recognize income or losses based on its proportionate equity interest in these entities. The Company is entitled to receive 100% of the potential income generated from the Franklin Mines, if any, once production is commenced less any royalty payments due to Mrs. Kennec with respect to the mineral rights owned by her.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations principally through equity and debt and monies provided through its relationship with USM during 1998 and 1999. The Company has derived no income from its mining and milling investments, which, as of December 31, 1999, were comprised of investments in the assets and rights related to the Franklin Mines and Mill. As of December 31, 1999, the Company had borrowed $1,470,295 from USM.

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

During 1999 and 1998, USM advanced approximately $278,000 and $237,000, respectively, on behalf of the Company. These monies were used to, among other things, pay for legal and accounting fees in connection with public filings and necessary general and administrative expenses. USM has continued to fund the Company directly or indirectly since 1997. USM has verbally pledged to provide financing to the Company on an as needed basis through December 31, 2000. The Company believes based on prior performance and the acquisition Agreement entered into in January 2000 that USM will fulfill its commitment to fund until December 31, 2000. It is anticipated that the funds received from USM will cover the general, administrative and other costs, which Management estimates will be approximately $20,000 per month for the year 2000. Management cannot assure however, that USM will provide $750,000 of funding which Management estimates will be needed to ready the Franklin Mine and Milling properties for the commencement of extraction and milling. Additional funding will be needed to ready the properties for operations and to support operations once mining and milling commence to finance operations as well as upgrade the processing facilities to allow for an increase in processing capacity.

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

In the absence of liquid resources, cash flows from operations and any other commitments for debt or equity financing, management believes that the ability of the Company to continue to maintain its permit and properties will be dependent upon the provision of financing by USM; however, it cannot assure that USM will continue to finance the Company through December 2000. Management believes that the Company will remain dependent on USM as its primary source of financing for its operations until such time, if any, as the Company can secure additional funding and can receive cash flows from operations.

Management believes that it has obtained all of the necessary environmental and regulatory Permits recently applied for.

The Company has conducted no exploration activities during the first quarter of 2000; however, the Company continued its efforts to bring the site into compliance with groundwater regulations and stabilization of tailings ponds.

During the first quarter 2000 the DMG requested that the Franklin Mining operation be placed on temporary suspension due to its lengthy period of dormancy (a Temporary Cessation is a limited period of non-production, which results when an operator plans to temporarily cease production for at least 180 days upon filing of a notice of such intent with the DMG). The Company responded immediately and filed the necessary application for Temporary Secession. (As a condition to granting the Company's request, the DMG required that the Company address certain issues with respect to groundwater and tailings disposal ponds. Thus, the Company's efforts have been focused on addressing these issues). The department has been in contact with the Company and a temporary suspension status is expected to be granted shortly. This status will allow the Company to retain all its permits. However, given the current economic climate and lack of reserves, it is unlikely that the Company will commence any operations in the year 2000.

Management estimates that the Company will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to its Idaho Springs Mining properties and interest, at the rate of approximately $20,000 per month for the remainder of 2000.

U.S. Mining Co. has verbally pledged to provide financing to the Company on an as needed basis until on or about December 31, 2000. The Company cannot assure, however, that USM will fulfill its commitment to fund the Company's operations through year-end 2000. The funds received from USM will cover the general, administrative and other costs approximated at $20,000 per month plus interest. Additional monies will be needed for exploration of the Franklin Mine and mineral properties.

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

Plan of Operations

The Company has completed most of the actions required by the DMG and, for the remainder of fiscal 2000, the Company plans to (i) continue its rehabilitation and remediation work to maintain its properties and permit (ii) seek possible joint ventures with neighboring mines and (iii) work to secure additional funding for its operations. Should the Company be unable to complete all of the actions required by the DMG, or if additional work is required but not timely performed, the Company may face several violations by the DMG which can lead to a cease and desist order or, result in the loss of our mining permit.

The Company believes that the best way for its to achieve profitability in the short term would be to seek to acquire businesses which are operational and generating revenues. Since the prices of metals and other minerals are low at this time, the Company is open to entertaining possible business combinations or joint ventures with operational businesses, irrespective of whether a target business is operating in our business segment.

The Company has no immediate plans to abandon our efforts at our Colorado mining properties or to sell a portion or all of our interests in these properties. We believe that by acquiring a business or businesses that can generate revenues, we would be able to attract third party investment and possibly reinvest any profits in our mining businesses.

In the event that the Company acquired additional working capital, the Company would commence a core-drilling plan to prove the existence of a commercial body of ore, however, there can be no assurance that funding will be available or an adequate quantity to undertake this project

Results of Operations:

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

Results of Operations 1999 vs. 1998.

The Company had no active mine operations during 1999.

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

     (d) General and administrative expenses decreasing from $642,592 in 1998 to $233,829 in 1999, a cost savings of $408,763. This decrease resulted from a decline in two costs, bad debt expense and legal fees. During 1998, a bad debt expense of $350,000 was recognized attributable to the note receivable from the sale of the Gold Hill Mill Properties. During 1999, no bad debt expense was incurred. In addition, legal fees declined to approximately $91,000 (1999) from approximately $149,000 (1998), a reduction of approximately $58,000.

     (e) Other expenses of $100,000 (1998) were attributable to an accrual for the settlement of certain litigation. Such accrual was reversed in 1999 when the litigation was settled.

Results of Operations 1998 vs. 1997

The Company had no active mine operations during 1998.

The Company had a net loss of $1,531,317 for 1998 as compared to a net loss of $1,908,475 during 1997. The decrease of $377,158 was attributable to an increase in general and administrative expense in 1998 of $274,230 and interest expense of $87,973, offset by the effects of a loss on the sale and/or write down of mining and milling and other property and equipment ($465,000 in 1998 and $1,200,000 in 1997) and a decrease in 1998 mine expenses and environmental remediation costs of $100,385.

General and administrative expenses were $642,592 for 1998 as compared with $368,353 during 1997 due to increases in professional fees. In addition, the Company incurred a bad debt expense of $350,000 in 1998 in connection with a note receivable from the sale of the Gold Hill Mill. Interest expense was $123,127 during 1998 as compared to $33,334 during 1997 due to increased interest incurred in connection with the Company's notes payable.

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

   Statements of Cash Flows, Years Ended December 31, 1999 and 1998 and
   Cumulative Period From December 1, 1977 (inception) to December 31, 1999            F - 10


Notes to Financial Statements                                                          F-12/F-29

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



EHRENKRANTZ STERLING & CO., LLC
Certified Public Accountants
Livingston, New Jersey
March 28, 2000

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS


                                   - ASSETS -

                                                                                       DECEMBER 31
                                                                              ------------------------------
                                                                                  1999              1998
                                                                              ------------      ------------
CURRENT ASSETS:
    Cash                                                                      $       --        $       --
                                                                              ------------      ------------

TOTAL CURRENT ASSETS                                                                  --                --
                                                                              ------------      ------------


OTHER ASSETS:
    Mining, milling and other property and equipment, net of accumulated
      depreciation and depletion of $2,166,261 and $2,105,515                    4,617,834         4,808,580

    Mining reclamation bonds                                                       137,016           134,602
                                                                              ------------      ------------

                                                                              $  4,754,850      $  4,943,182
                                                                              ------------      ------------


                    - LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                     $    689,049      $    654,164
    Payroll and other taxes payable                                                 29,960            29,960
    Convertible debentures                                                         145,000           145,000
    Notes payable - related companies and others                                   218,965           218,965
    Note payable - U.S. Mining, Inc.                                             1,470,295         1,191,586
                                                                              ------------      ------------

TOTAL CURRENT LIABILITIES                                                        2,553,269         2,239,675
                                                                              ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, par value $.01 per share; 40,000,000 shares authorized;
      1,318,767 shares issued and outstanding                                       13,188           329,598
    Additional paid-in capital                                                  18,390,360        18,073,950
    Deficit accumulated during the exploration stage                           (16,201,967)      (15,700,041)
                                                                              ------------      ------------
                                                                                 2,201,581         2,703,507

                                                                              $  4,754,850      $  4,943,182


             See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                         Years Ended                 Cumulative
                                                                                         December 31              December 1, 1977
                                                                                ------------------------------   (inception) through
                                                                                    1999              1998        December 31, 1999
                                                                                ------------      ------------   -------------------
REVENUES:
    Sales                                                                       $       --        $       --        $    876,082
    Interest income                                                                    2,414             3,920           551,109
    Other income                                                                        --               4,397            79,397
                                                                                ------------      ------------      ------------
                                                                                       2,414             8,317         1,506,588
                                                                                ------------      ------------      ------------

EXPENSES:
    Mine expenses and environmental remediation costs                                 34,812            62,560         3,621,110
    Loss on sale/write-down of mining and milling and other property
      and equipment                                                                  130,000           465,000         1,795,000
    Depreciation and depletion                                                        60,746           146,355         2,361,610
    General and administrative expenses                                              233,829           642,592         6,482,206
    Interest expense                                                                 144,953           123,127         1,286,432
    Amortization of debt issuance expense                                               --                --             683,047
    Equity in net (income) loss and settlement of claims of Joint Venture               --                --           1,059,971
    Other                                                                           (100,000)          100,000           419,179
                                                                                ------------      ------------      ------------
                                                                                     504,340         1,539,634        17,708,555
                                                                                ------------      ------------      ------------

NET LOSS                                                                        $   (501,926)     $ (1,531,317)     $(16,201,967)
                                                                                ============      ============      ============


BASIC LOSS PER COMMON SHARE                                                     $       (.38)     $      (1.16)0
                                                                                ============      ============


WEIGHTED AVERAGE SHARES OUTSTANDING                                                1,318,767         1,318,390
                                                                                ============      ============


             See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY            Page 1 of 5


                                                                                          Deficit
                                                                                        Accumulated
                                                                         Additional     During the
                                                           Common         Paid-in       Exploration      Treasury
                                              Shares        Stock         Capital          Stage           Stock           Total
                                            ---------    -----------    -----------     -----------     -----------     -----------
Issuance of common stock:
     Cash                                       8,268    $        83    $    43,017     $      --       $      --       $    43,100
     Non-cash:
       Related parties                         49,332            493          8,757            --              --             9,250
       In exchange for shares of Gold
         Developers and Producers, Inc.        58,400            584         16,850            --              --            17,434
         Net loss                                --             --             --           (45,584)           --           (45,584)
                                            ---------    -----------    -----------     -----------     -----------     -----------
Balance, December 31, 1977                    116,000          1,160         68,624         (45,584)           --            24,200

Issuance of common stock:
     Pursuant to public offering, net of
       underwriting expenses of $11,026        31,368            314        283,681            --              --           283,995
     Cash                                      12,000            120        242,757            --              --           242,877
     Non-cash                                     268              2          4,998            --              --             5,000
Net loss                                         --             --             --           (66,495)           --           (66,495)
Balance, December 31, 1978                    159,636          1,596        600,060        (112,079)           --           489,577

Issuance of common stock:
     Cash                                      12,368            124        441,126            --              --           441,250
     Non-cash - related parties                 2,132             21         59,979            --              --            60,000
     Non-cash - other                             356              4         13,346            --              --            13,350
Net loss                                         --             --             --          (128,242)           --          (128,242)
                                            ---------    -----------    -----------     -----------     -----------     -----------
Balance, December 31, 1979                    174,492          1,745      1,114,511        (240,321)           --           875,935

Issuance of common stock:
     Cash                                      15,452            154        839,846            --              --           840,000
     Non-cash                                   3,176             32        118,968            --              --           119,000
Net loss                                         --             --             --          (219,021)       (219,021)
                                            ---------    -----------    -----------     -----------     -----------     -----------
Balance, December 31, 1980                    193,120          1,931      2,073,325        (459,342)           --         1,615,914

Issuance of common stock:
     Cash                                       3,500             35        262,465            --              --           262,500

Issuance of common stock:
     Cash                                       7,706             77        557,923            --              --           558,000
     Non-cash                                   1,387             14        103,986            --              --           104,000
     Commission on sale of common stock          --             --          (57,300)           --              --           (57,300)
Net loss                                         --             --             --          (288,105)           --          (288,105)
                                            ---------    -----------    -----------     -----------     -----------     -----------
Balance, December 31, 1981                    205,713          2,057      2,940,399        (747,447)           --         2,195,009


             See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY            Page 2 of 5

                                                                                              Deficit
                                                                                             Accumulated
                                                                              Additional     During the
                                                                 Common         Paid-in      Exploration    Treasury
                                                      Shares      Stock         Capital         Stage         Stock        Total
                                                     --------   ----------    -----------    -----------    ---------   -----------
Issuance of common stock:
     Cash                                              11,480   $       115   $   764,011    $      --      $    --    $   764,126
     Non-cash                                           2,160            22       161,978           --           --        162,000
     Commission on sale of common stock                  --            --         (56,075)          --           --        (56,075)
Net loss                                                 --            --            --         (287,291)        --       (287,291)
                                                     --------   ----------    -----------    -----------    ---------  -----------

Balance, December 31, 1982                            219,353         2,194     3,810,313     (1,034,738)        --      2,777,769

Issuance of common stock:
     Cash                                              16,975           170     1,189,380           --           --      1,189,550
     Non-cash                                             944             9        70,825           --           --         70,834
     Exercise of stock options by:
       Related parties                                  3,567            35       267,465           --           --        267,500
       Others                                              52             1         3,999           --           --          4,000
     Commission on sale of common stock                  --            --        (124,830)          --           --       (124,830)
Net loss                                                 --            --            --         (749,166)        --       (749,166)
                                                     --------   ----------    -----------    -----------    ---------  -----------

Balance, December 31, 1983                            240,891         2,409     5,217,152     (1,783,904)        --      3,435,657

Issuance of common stock:
     Cash                                              16,023           160     1,151,540           --           --      1,151,700
     Non-cash                                             367             3        27,497           --           --         27,500
     Exercise of stock options by related parties       2,667            27       199,973           --           --        200,000
     Commission on sale of common stock                  --            --         (90,950)          --           --        (90,950)
Net loss                                                 --            --            --         (301,894)        --       (301,894)
                                                     --------   ----------    -----------    -----------    ---------   -----------

Balance, December 31, 1984                            259,948         2,599     6,505,212     (2,085,798)        --      4,422,013

Issuance of common stock:
     Cash                                               5,618            56       300,023           --           --        300,079
     Non-cash                                             133             2         7,498           --           --          7,500
     Exercise of stock options by:
       Related parties                                  2,667            27       149,973           --           --        150,000
       Others                                              12             0           750           --           --            750
     Commission on sale of common stock                  --            --          (3,462)          --           --         (3,462)
Net loss                                                 --            --            --         (133,929)        --       (133,929)
                                                     --------   ----------    -----------    -----------    ---------  -----------
Balance, December 31, 1985                            268,378         2,684     6,959,994     (2,219,727)        --      4,742,951


             See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY           Page 3 of 5


                                                                                        Deficit
                                                                                         Accumulated
                                                                      Additional         During the
                                                             Common    Paid-in           Exploration     Treasury
                                              Shares       Stock       Capital            Stage          Stock        Total
                                          ------------- --------------------------------------------- ---------------------------
Issuance of common stock:
     Cash                                         7,587   $      76   $     300,424      $    -         $  -         $    300,500
     Non-cash - related parties                   2,133          21          79,979           -             -              80,000
     Non-cash - others                            1,800          18          53,982           -             -              54,000
Net loss                                              -           -               -       (227,788)         -             (227,788)
                                                -------      -------      ---------       ----------     -----       -------------
Balance, December 31, 1986                      279,898       2,799       7,394,379       (2,447,515)      -            4,949,663

Issuance of common stock:
     Cash                                        34,725         347       1,286,954           -            -            1,287,301
     Non-cash - related parties                   2,695          27          70,873           -            -               70,900
     Non-cash - other                               500           5          37,245           -            -               37,250
     Commission on sale of common stock               -         -          (110,243)          -            -             (110,243)
Net loss                                              -         -                 -        (730,116)       -             (730,116)
Balance, December 31, 1987                      317,818      3,178         8,679,208     (3,177,631)      -             5,504,755

Issuance of common stock - non-cash - related
     parties                                      2,666          27          49,973           -            -               50,000
Net loss                                             -            -              -         (386,704)       -             (386,704)
Purchase of 666 shares of treasury stock
     at cost                                         -            -              -            -           (12,500)         (12,500)
                                      ----------------------------------------------------------------------------- -------------
Balance, at December 31, 1988                   320,484       3,205       8,729,181       (3,564,335)     (12,500)       5,155,551
Issuance of common stock:
     Cash                                         9,040          90         110,410           -            -              110,500
     Non-cash - others                            3,782          38          33,828           -            -               33,866
     Non-cash -related parties                    2,800          28          31,472           -            -               31,500
     Private placement:
       Cash                                      30,333         303           22447           -             -              22,750
       Debt issuance expense                          -           -         455,000           -             -             455,000
       Conversion of debentures                  14,000         140         104,860           -             -             105,000
       Exercise of stock options                  4,000          40          44,960           -             -              45,000
     Commission on sale of common stock               -           -         (1,500)           -            -               (1,500)
     Compensation resulting from stock options
       granted                                        -           -          39,000           -             -              39,000
Net loss                                             -            -             -         (1,279,804)       -          (1,279,804)
Balance, December 31, 1989                      384,439       3,844       9,569,658       (4,844,139)     (12,500)      4,716,863


             See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                    Page 4 of 5


                                                                               Deficit
                                                                             Accumulated
                                                                             Additional   During the
                                                                 Common        Paid-in    Exploration      Treasury
                                                  Shares       Stock         Capital       Stage          Stock            Total
                                                 --------   -----------   -----------    -----------    ------------     ----------
Sale of underwriter's stock warrants                  --    $    --     $        100    $       --      $     --      $        100
Issuance of common stock:
     Cash                                            4,467          45         45,180            --            --            45,225
     Non-cash - others                                 531           5          5,973            --            --             5,978
     Conversion of debentures                        2,133          22         31,978            --            --            32,000
Net loss                                              --          --             --        (1,171,962)         --        (1,171,962)
                                                 ---------   ---------   ------------    ------------    ----------    ------------
Balance, December 31, 1990                         391,570       3,916      9,652,889      (6,016,101)      (12,500)      3,628,204

Issuance of common stock:
     Cash - others                                  23,995         240         96,691            --            --
                                                                                                                              96,931
     Cash - related parties                         24,000         240         89,760            --            --            90,000
     Non-cash - others                              15,783         158         59,029            --            --            59,187
     Conversion of debentures                       49,747         498        625,502            --            --           626,000
     Exercise of stock options                       3,333          33         12,467            --            --            12,500
     Conversion of notes payable                     3,333          33         14,967            --            --            15,000
Net loss                                              --          --             --          (764,926)         --          (764,926)
                                                 ---------   ---------   ------------    ------------    ----------    ------------
Balance, December 31, 1991                         511,761       5,118     10,551,305      (6,781,027)      (12,500)      3,762,896

Issuance of common stock:
     Cash - others                                  26,959         269        169,339            --            --           169,608
     Cash - related parties                          8,400          84         48,916            --            --            49,000
     Non-cash - others                              23,062         231        365,827            --            --           366,058
     Non-cash - related parties                        161           2            604            --            --               606
     Non-cash - exercise of options by related
       parties                                      27,333         273        102,227            --            --           102,500
     Conversion of debentures                        7,200          72        161,928            --            --           162,000
     Commission on sale of common stock -
       related parties                                --          --           (7,123)           --            --            (7,123)
Net loss                                              --          --             --        (1,343,959)         --        (1,343,959)
                                              ------------   ---------   ------------    ------------    ----------    ------------
Balance, December 31, 1992                         604,876       6,049     11,393,023      (8,124,986)      (12,500)      3,261,586

Issuance of common stock:
     Cash - others                                  11,645         116        133,848            --            --           133,964
     Cash - related parties                         10,360         104         77,596            --            --            77,700
     Non-cash - others                               2,000          20         14,980            --            --            15,000
     Non-cash - settlement of litigation            13,333         133         99,867            --            --           100,000
     Non-cash - exercise of options by related
       parties                                       2,667          27          9,973            --            --            10,000
     Conversion of debentures                        1,867          19         34,981            --            --            35,000
     Conversion of loan                              1,333          13          9,987            --            --            10,000
Net loss                                              --          --             --          (797,619)         --          (797,619)
                                              ------------   ---------   ------------    ------------    ----------    ------------
Balance, December 31, 1993                         648,081       6,481     11,774,255      (8,922,605)      (12,500)      2,845,631


             See auditors' report and notes to financial statements

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                   Page 5 of 5


                                                                                          Deficit
                                                                                        Accumulated
                                                                           Additional   During the
                                                               Common       Paid-in     Exploration        Treasury
                                                      Shares    Stock       Capital       Stage            Stock          Total
                                                 ---------    -------   ------------    ------------      ------------   ----------
Retirement of treasury stock                          (666)   $    (7)   $    (12,493)   $       --       $   12,500   $       --
Net loss                                              --         --              --          (381,596)         --         (381,596)
                                                 ---------    -------    ------------    ------------      ----------   -----------
Balance, December 31, 1994                         647,415      6,474      11,761,762      (9,304,201)         --        2,464,035

Issuance of common stock:
   Settlement of claims by joint venture partner    80,000        800         935,200            --            --          936,000
   Repayments of loan from joint venture partner    42,667        427         498,773            --            --          499,200
   Repayments of long-term loans from related
     parties and accrued interest                  115,730      1,157         675,868            --            --          677,025
   Exchange of shares for profit participation
     interests                                      36,000        360            (360)           --            --             --
Net loss                                              --         --              --        (1,641,944)         --       (1,641,944)
                                                 ---------    -------    ------------    ------------    ----------   ------------

Balance, December 31, 1995                         921,812      9,218      13,871,243     (10,946,145)         --        2,934,316

Issuance of common stock for:
Cash                                                23,379        234         297,366            --            --          297,600
   Services and interest                            49,547        495         561,942            --            --          562,437
   Conversion of convertible notes                  57,263        573         557,747            --            --          558,320
   Repayments of loan from joint venture partner    30,880        309         361,566            --            --          361,875
   Repayments of long-term loans from related
 party                                             124,892      1,249       1,462,332            --            --        1,463,581
Net loss                                              --         --              --        (1,314,104)         --       (1,314,104)
                                                 ---------    -------    ------------    ------------    ----------   ------------
Balance, December 31, 1996                       1,207,773     12,078      17,112,196     (12,260,249)         --        4,864,025

Issuance of common stock for:
   Extension of lease rights                         1,386         14          12,986            --            --           13,000
   Conversion of note payable                      102,941      1,089         598,571            --            --          600,000
   Conversion of debt                                6,667         67          50,433            --            --           50,500
   Acquisition of joint venture                       --         --           615,774            --            --          615,774
Net loss                                              --         --              --        (1,908,475)         --       (1,908,475)
Balance, December 31, 1997                       1,318,767     13,188      18,390,360     (14,168,724)         --        4,234,824

Net loss                                              --         --              --        (1,531,317)         --       (1,531,317)
                                                 ---------    -------    ------------    ------------    ----------   ------------
BALANCE, DECEMBER 31, 1998                       1,318,767     13,188      18,390,360     (15,700,041)         --        2,703,507

Net  Loss                                             --         --              --          (501,926)         --         (501,926)

                                                 ---------    -------    ------------    ------------    ----------   ------------

BALANCE, DECEMBER 31, 1999                       1,318,767    $13,188    $ 18,390,360    $(16,201,967)   $     --     $  2,201,581
                                                 =========    =======    ============    ============    ==========   ============


             See auditors' report and notes to financial statem

                                      F-9

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                                                   Page 1 of 2


                                                                                                            Cumulative
                                                                                                         December 1, 1977
                                                                                     Years Ended          (inception)
                                                                                     December 31            Through
                                                                                 1999          1998      December 31, 1999
                                                                           --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $   (501,926)   $ (1,531,317)   $(16,201,967)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and depletion                                               60,746         146,355       2,361,610
        Provision for bad debt                                                     --           350,000         350,000
        Write-down of mining and milling and other property and
          Equipment                                                             130,000         200,000       1,530,000
        Amortization of debt issuance expense                                      --
                                                                                                   --           683,047
        Loss on sale of equipment                                                  --           265,000         265,000
    Value of common stock issued for:
      Services and interest                                                        --              --         1,934,894
      Settlement of litigation                                                     --
                                                                                                   --           100,000
      Settlement of claims by joint venture partner                                --
                                                                                                   --           936,000
      Compensation resulting from stock options granted                            --              --           311,900
      Value of stock options granted for services                                  --              --           112,500
      Equity in net (income) loss of joint venture                                 --              --           123,971
      Other                                                                        --              --            (7,123)
    Changes in operating assets and liabilities:
      Prepaid expenses                                                             --              --              --
      Interest accrued on mining reclamation bonds                               (2,414)         (3,921)        (12,016)
      Accounts payable and accrued expenses                                      34,885         285,010       1,151,265
                                                                           ------------    ------------    ------------

        Net cash used in operating activities                                  (278,709)       (288,873)     (6,560,919)
                                                                           ------------    ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases and additions to mining, milling and other property and
      equipment                                                                    --              --        (5,120,354)
    Purchases of mining reclamation bonds, net                                     --              --          (125,000)
    Deferred mine development costs and other expenses                             --              --          (255,319)
                                                                           ------------    ------------    ------------
        Net cash used in investing activities                                      --              --        (5,500,673)
                                                                           ------------    ------------    ------------


             See auditors' report and notes to financial statements


                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                                                     Page 2 of 2

                                                                                              Cumulative
                                                                                           December 1, 1977
                                                                   Years Ended               (inception)
                                                                   December 31                 Through
                                                                1999          1998         December 31, 1999
                                                           --------------------------     ------------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuances of common stock                                     --              --         8,758,257
    Issuance of underwriter's stock warrants                      --              --               100
    Commissions on sales of common stock                          --              --          (381,860)
    Purchases of treasury stock                                   --              --           (12,500)
    Payments of deferred underwriting costs                       --              --           (63,814)
    Proceeds from exercise of stock options                       --              --           306,300
    Issuance of convertible debentures and notes                  --              --         1,505,000
    Proceeds of advances from joint venture partner               --              --           526,288
    Advances to joint venture partner                             --              --          (181,017)
    Payments of debt issuance expenses                            --              --          (164,233)
    Proceeds of other notes and loans payable                  278,709         287,795       1,881,778
    Repayments of other notes and loans payable                   --              --          (120,000)
    Proceeds of loans from affiliate                              --              --            55,954
    Repayments of loans from affiliate                            --              --           (48,661)
                                                          ------------    ------------    ------------
        Net cash provided by financing activities              278,709         287,795      12,061,592
                                                          ------------    ------------    ------------

INCREASE (DECREASE) IN CASH                                       --            (1,078)           --

CASH, BEGINNING OF PERIOD                                         --             1,078            --
                                                          ------------    ------------    ------------

CASH, END OF PERIOD                                       $       --      $       --      $       --
                                                          ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
    Interest paid                                     $         - ____    $       --      $    299,868
                                                          ============    ============    ============

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

     U.S. Mining Co. ("USM"), has verbally pledged to provide financing to the Company on an as needed basis through December 31, 2000. The funds received will cover general, administrative and other costs. Additional funds will be needed to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


(a)  Organization:

     WCM Capital, Inc. (formerly Franklin Consolidated Mining Co., Inc.) (the "Company") originally incorporated on December 1, 1976 under the laws of the State of Delaware, is engaged in the exploration, development and mining of precious and non-ferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and non-ferrous metal properties. The Company's principal mining properties are (i) the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine, and extract all minerals located in approximately 51 mining claims of which 28 are patented (the "Franklin Mines"), (ii) the Franklin Mill, a crushing and flotation mill which is located on the site of the Franklin Mines (the "Franklin Mill"), and up until its sale on June 5, 1998 (iii) the Gold Hill Mill (see Note 2d), a fully permitted modern facility located in Boulder County, Colorado (the "Gold Hill Mill"). The Company is an exploration stage enterprise because it did not generate any significant revenues through December 31, 1999.

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

     During 1997, Gem and Nuco's aggregate 82.5% interest in the Joint Venture was acquired by U.S. Mining, Inc., a New Jersey corporation ("USM"). USM assigned the acquired interest to the Company in exchange for the assumption by the Company of certain liabilities. Upon the acquisition of the 82.5% interest of the Joint Venture by the Company, the relationship with Gems was terminated and the Joint Venture was effectively dissolved.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 3 - ACQUISITIONS OF MINING AND MILLING PROPERTIES (continued):
     In conjunction with these transactions, the Company:

     Acquired mine and mill improvements having a net book value of
     (See Note 4)                                                                $ 780,787

     Eliminated the Joint Venture deficit of $123,971, after giving effect
     to equity in net income of Joint Venture of $9,249 for 1997                   123,971

     Eliminated a $458,567 liability which represented the remainder of a note and related accrued interest payable to a subsidiary of Gems
     in conjunction with the acquisition of the Gold Hill Mill                     458,567

     Eliminated a $229,204 receivable from Gems                                   (229,204)

     Assumed notes payable - other of $87,000 and related accrued interest on
     these notes of $16,858 (see Note 5)                                          (103,858)

     Assumed a liability of $408,482 payable to POS Financial, Inc.
     (See Note 7)                                                                 (408,482)

     Assumed a liability of $20,255 associated with the Joint
     Venture less other items of  $  14,248                                         (6,007)
                                                                                  ---------

     The net amount of $615,774 was credited to additional
     paid-in capital                                                             $ 615,774
                                                                                 =========

(c)  Gold Hill Mill

     On July 3, 1996, the Company acquired the Gold Hill Mill from a wholly owned subsidiary of Gems, in exchange for an 8% mortgage note with an initial principal balance of $2,500,000. The Gold Hill Mill is a fully permitted milling facility located in Boulder, Colorado.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 4 - MINING, MILLING AND OTHER PROPERTY AND EQUIPMENT:

     Mining, milling and other property and equipment, consist of the following at December 31:


                                                        1999        1998
                                                    ----------   -----------
     Machinery and equipment                        $1,617,220   $1,747,220
     Mine and mill improvements (a)                  5,071,065    5,071,065
     Furniture and fixtures                             11,714       11,714
     Automotive equipment                               84,096       84,096
                                                    ----------   ----------
                                                     6,784,095    6,914,095
     Less: accumulated depreciation and depletion    2,166,261    2,105,515
                                                    ----------   ----------
                                                    $4,617,834   $4,808,580
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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 5 - NOTES PAYABLE - RELATED PARTY AND OTHERS:

     Notes payable related party and others consist of the following at December 31, 1999 and 1998:


         12% unsecured demand notes due to the Company's
            former President and his affiliated entity                 $71,965
         Secured promissory note (a)                                    60,000
         Unsecured promissory notes (b)                                 87,000
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

     In September 1996, the Company acquired its 20% interest in Newmineco by issuing a 9.5% note payable to Gems with a principal balance of $600,000. This note could be converted to common stock at the Company's option on or after January 1, 1997. On February 10, 1997, the Company notified the assignees that it had elected to convert the principal balance of the 9.5%
     note into 102,564 shares of common stock, as adjusted based on the conversion rate of $5.85, per share as adjusted. As a result of problems concerning permitting and various other issues related to the Mogul Mines, the purchase price was reduced to $150,000 on December 31, 1996 and to $-0-on December 31, 1997 (see Note 3). The $450,000 (1996) and $150,000 (1997)
     reductions in the purchase price were effectuated through an equivalent reduction in the principal balance of an 8% mortgage note that was payable to an affiliate of Gems by the Company.


NOTE 7 - NOTE PAYABLE - RELATED PARTY:

     The Company had outstanding an 8% promissory note balance of $955,756, at December 31, 1997, which represents monies advanced to the Company by an affiliated entity, POS Financial, Inc. ("POS"), a New Jersey corporation and obligations assumed in connection with the contributions of Joint Venture interests (see Note 3). The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties, as well as its interests in the Hayden/Kennec Leases. The note is subject to successive 30-day extensions throughout 1998 and 1999 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties because they are owned by a director of WCM and can exert significant influence over the Company. Additional amounts were loaned to

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 7 - NOTE PAYABLE - RELATED PARTIES (continued):

     the Company by USM during 1998 and 1999. The balance due on the note at December 31, 1999 aggregated $1,470,295 plus accrued interest of $198,745. The balance due on the note at December 31, 1998 aggregated $1,191,586 plus accrued interest of $91,950.

     All royalty payments made under the Hayden/Kennec Leases were expenses as incurred and included in mine expenses and environmental remediation costs in the accompanying Statements of Operations.


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

     All royalty payments made under the Hayden/Kennec leases were expenses as incurred in mine expenses and environmental remediation costs in the accompanying Statement of Operations.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued):

     (iii)On or about May 14, 1998, Redstone Securities Inc. ("Redstone") commenced an action against the Company in connection with an Investment Banking Agreement dated August 28, 1996, between Redstone and the Company. On or about July 31, 1998, the Company answered the complaint and filed a cross complaint against Redstone. In September 1999, the matter was settled whereby the Company agreed to lift the stop transfer order on the shares held by Redstone to allow Redstone the ability to sell those shares to an unaffiliated third party.

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


                                                              Deferred Tax        Valuation
                                                                 Asset            Allowance
                                                              ------------       ----------
     Balance at January 1, 1998, attributable to federal
     net operating loss carry forward                         $3,578,000         $3,578,000
     Increase in federal net operating loss, year ended
     December 31, 1998                                           861,000            861,000
     Write down of equipment received as part of
     Sale of Gold Hill                                            70,000             70,000
                                                              ----------         ----------
     Balance at December 31, 1998                              4,509,000         4,4509,000

     Increase in Federal net operating loss,
     Year ended December 31, 1999                                210,000            210,000
                                                              ----------         ----------
     Balance at December 31, 1999                             $4,719,000         $4,719,000
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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 10 - STOCKHOLDERS' EQUITY (Continued):

(c)  Issuances of Common Stock

     From December 1, 1977 (inception) through December 31, 1999, the Company issued common stock for:

                                                         Shares        Amount
                                                       ----------   -----------

     Cash, including net proceeds of $283,995 from
        Public offering                                   355,648   $ 8,758,256
     Exercise of stock options                             46,298       792,250
     Commissions of sales of common stock                    --        (451,483)
     Purchase and retirement of treasury stock               (666)      (12,500)

     Non-cash, other than related parties:
              Services and property                       165,582     1,673,394
              Conversion of debentures and notes payable  246,107     2,648,820
              Stock options and stock warrants granted       --          39,100
              Settlement of litigation and other           13,710       100,000

     Non-cash, related parties:
              Services and property                        97,919       918,030
              Settlement of claims by related parties      80,000       936,000
                  Repayment of related party loans        314,169     3,001,681
                                                        ---------   -----------
                                                        1,318,767   $18,403,548
                                                       ==========   ===========


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

                           INDEPENDENT AUDITORS REPORT



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

The Company retained Ehrenkrantz Sterling & Co. Certified Public Accountants as its independent auditors for fiscal year 1999.

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

Name and                       Amount and                 Percentage
Address of                     Nature of                   of Class
Beneficial                     Beneficial
Owner (1)                      Ownership

Robert L. Waligunda(3)           856(4)                       .06
George E. Otten(2)                 -0-                        -0-
John R. Bruno(2)
Richard Brannon(3)                 -0-                        -0-
William C. Martucci(3)             -0-                        -0-
William H. Wishinsky(3)            -0-                        -0-
Ronald Ginsberg(2)                 -0-                        -0-
Robert W. Singer(2)                -0-                        -0-
Casey Myhre(3)                     -0-                        -0-
                               --------                     -----

All Directors and Executive        856                        .06%
Officers as a Group
--------------
*Less than 1%
(1) Except as otherwise noted all shares are beneficially owned and the sole voting and investment power is held by persons indicated.
(2)  Former officer and/or director of the Company
(3)  Executive officer and/or director of the Company
(4)  Includes 400 shares pledged as collateral to a non-affiliate individual

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

However, during mid 1997, it had become apparent to the Company that Gems did not possess the technical and financial resources required to bring the Franklin Mines into operation as contemplated by the Zeus Joint Venture. It was also during this time that the Company began discussions directly with Martucci with respect to a possible business combination between his entities and the Company. As a result of these discussions, on September 25, 1997, the Company entered into a letter of intent with Martucci to acquire all of the outstanding shares of certain entities owned by him, including US Mining, Inc. ("USM") in exchange for 85% of the outstanding shares of stock of the Company. USM is a New Jersey corporation engaged in the business of acquiring and holding mining properties and related acquisition was consummated.

Management believed that the financial support to be supplied by Mr. Martucci pursuant to the Martucci letter of intent would be sufficient to fund the Company prior to the consummation of the Transaction.

On November 13, 1997 USM entered into an agreement with Audrey Hayden to acquire her interest in the 28 patented claims comprising the Hayden/Kennec Leases. See
Item 2 - Property - Hayden/Kennec Leases.

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

On October 19, 1998, the Company made a formal application to NASDAQ in accordance with Rule 4310(C)(25)(H)(ii) of the NASDAQ Stock Market for a waiver of the requirement that the Company call a meeting of its stockholders to approve the issuance of over 20% in the aggregate of its stock to USM at a price below market price. The rule allows for a waiver of this requirement when, among other things, a delay in securing stockholder approval would seriously jeopardize the financial viability of the Company. On or about October 24, 1998, the NASDAQ Stock Market contacted the Company and indicated that it was inclined to deny the Company's application unless additional information was submitted for review. The Company thereafter withdrew its application and re-opened negotiations with USM. The Company sought to continue discussions with Martucci in hopes of preventing a foreclosure on the USM Note. The Company was successful in convincing Martucci to continue funding the Company in hopes that the Company could begin operations and generate revenues to repay the USM Not.

Mr. Martucci was elected to the Board of Directors of the Company in October, 1998.

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

On January 18, 2000, the Company, Martucci and USM entered into an agreement whereby the Company agreed to acquire USM in exchange for 7,473,013 shares of the Common Stock which is approximately 85% of the Company's common stock (the "Transaction"). The terms of this agreement were negotiated between Mr. Martucci and Mr. Waligunda and was approved by the Board of Directors of the Company. The agreement may be terminated by unanimous consent of the parties, in the event of a breach of the terms of the contract by any of the parties, in the event of an injunction preventing the closing or if the closing has not occurred on or before July 16, 2000. As a condition to closing, the Company must seek shareholder approval of the Transaction. In addition, the Company has agreed to grant Martucci piggyback and demand registration rights with respect to the shares he is to receive in the Transaction. The Company has filed a proxy statement with respect to the Transaction which is currently subject to a review by the staff. Upon approval of the proxy statement by the Commission the Company will submit the Transaction to its shareholders for approval.

In March 2000, the Company announced that it has reached an agreement in principal with Martucci to acquire Shoppers Online, Inc. and Freebees, Inc., two related Internet companies 100% owned by him. Shoppers Online was in the process of launching an on line shopping portal (www.shoppersonline.com) and incubator for the development of business-to-business e-commerce. Freebees is developing a give-away, fulfillment and refund web site to be linked to Shoppers Online which will allow Internet consumers to participate in promotional and redemption programs offered by various companies operating in both e-commerce and brick and mortar retail businesses. To memorialize our agreement, the Company and Martucci executed a letter of intent on April 17, 2000. It was anticipated that the Company and Martucci would amend the USM Stock Purchase Agreement to include these Internet businesses as part of the stock for stock transaction contemplated thereby.

After completing our investigation of Shoppers Online and Freebees, it became evident that both Shoppers Online and Freebees were both in the developmental stages and were not generating any revenues. Moreover, we believed that these companies would require additional investments of capital before full-scale operations could begin. At this point, the Company determined that the acquisition of these companies would not add any value to our Company as neither company could provide us with much needed revenues. Therefore, we terminated our letter of intent and decided not to proceed with this transaction. However, we remain committed to acquiring USM.


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

                                          WCM CAPITAL, INC.
                               (Formerly FRANKLIN CONSOLIDATED MINING CO., INC.)

                                          /s/ Robert Waligunda

October   20, 2000
                                          --------------------------------------
                                          Robert Waligunda, President/Treasurer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Waligunda
------------------------          President, Treasurer          October 20, 2000
    Robert Waligunda              and Director

/s/ Richard Brannon
------------------------          Vice President/Secretary      October 20, 2000
    Richard Brannon

/s/ George Otten
------------------------          Vice President                October 20, 2000
    George Otten

/s/ William C. Martucci           Director                      October 20, 2000
------------------------
    William C. Martucci

/s/ Ronald Ginsberg               Former Director               October 20, 2000
------------------------
    Ronald Ginsberg

/s/ Robert W. Singer              Former Director               October 20, 2000
------------------------
    Robert W. Singer