Form 10QSB
period 2000-09-30
WCM CAPITAL INC
filed 2000-11-15
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSBA

                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934





For the Quarter Ended September 30, 2000            Commission File No.  0-9416



                                WCM CAPITAL, INC.
                (FORMERLY FRANKLIN CONSOLIDATED MINING CO., INC.)
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                     #13-2879202
--------                                                     -----------
(State or other jurisdiction                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


76 Beaver Street, Suite 500, New York, New York              10005
-----------------------------------------------              -----
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area code           (212) 344-2828
                                                             --------------

The Number of Shares Outstanding of Common Stock
$.01 Par Value, at September 30, 2000                          1,642,207
                                                             ---------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.


Yes         X                                               No
      -------------                                             --------------

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)




                                       ASSETS

                                                                                               September 30,           December 31,
                                                                                                   2000                   1999
                                                                                               ------------            ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                    $       --              $       --
                                                                                               ------------            ------------

  TOTAL CURRENT ASSETS                                                                                 --                      --

  Mining, milling and other property and equipment,
    net of accumulated depreciation and depletion of
    $2,206,603 and $2,166,261                                                                     4,577,492               4,617,834
  Mining reclamation bonds                                                                          139,071                 137,016
                                                                                               ------------            ------------

                                                                                               $  4,716,563            $  4,754,850
                                                                                               ============            ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                        $    537,571            $    689,049
  Payroll and other taxes payable                                                                    29,960                  29,960
  Convertible debentures                                                                            145,000                 145,000
  Notes payable - related party and others                                                          218,965                 218,965
  Note payable - related party                                                                    1,721,855               1,470,295
                                                                                               ------------            ------------

  TOTAL CURRENT LIABILITIES                                                                       2,653,351               2,553,269
                                                                                               ------------            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
    40,000,000 shares authorized; 1,642,207(2000)
     1,318,767 shares (1999)
       issued and outstanding                                                                        16,422                  13,188
  Additional paid-in capital                                                                     18,682,713              18,390,360
  Deficit accumulated during the exploration stage                                              (16,635,923)            (16,201,967)
                                                                                               ------------            ------------

                                                                                                  2,063,212               2,201,581
                                                                                               ------------            ------------

                                                                                               $  4,716,563            $  4,754,850
                                                                                               ============            ============






                  See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
       AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION) TO SEPTEMBER 30, 2000
                                   (Unaudited)

                                                               Nine Months                   Three Months            Cumulative
                                                            Ended September 30            Ended September 30         from
                                                            2000          1999           2000           1999         Inception
                                                           ------        -----           -----          ----         ------------

REVENUES:
  Sales                                                 $      --      $      --      $      --      $       --      $    876,082
  Interest income                                             2,055          1,743            685             672         553,164
  Other income                                                 --             --             --              --            79,397
                                                        -----------    -----------    -----------    ------------    ------------

                                                              2,055          1,743            685             672       1,508,643
                                                        -----------    -----------    -----------    ------------    ------------

EXPENSES:
  Mine expenses and environmental remediation costs          48,258         38,992         11,372          13,399       3,669,368
  Write-down of mining and milling and other property
    and equipment                                              --             --             --              --         1,795,000
  Depreciation and depletion                                 40,342         20,030         13,447           6,676       2,401,952
  General and administrative expenses                       221,952                   93,442 74,099        24,018       6,704,157
  Interest expense                                          125,460        108,031         43,105          37,350       1,411,892
  Amortization of debt issuance expense                        --             --             --              --           683,047
  Equity in net loss and settlement of claims of
   Joint Venture                                               --             --             --              --         1,059,971
  Other                                                        --             --             --              --           419,179
                                                        -----------    -----------    -----------    ------------    ------------

                                                            436,012        260,495        142,023          81,443      18,144,566
                                                        -----------    -----------    -----------    ------------    ------------

NET LOSS                                                $  (433,957)   $  (258,752)   $  (141,338)   $    (80,771)   $(16,635,923)
                                                        ===========    ===========    ===========    ============    ============


BASIC LOSS PER COMMON SHARE                             $      (.33)   $      (.20)   $      (.11)   $       (.06)
                                                        ===========    ===========    ===========    ============


WEIGHTED AVERAGE SHARES OUTSTANDING                       1,318,767      1,318,767      1,318,767       1,318,767
                                                        ===========    ===========    ===========    ============



                  See notes to condensed financial statements.
                                        3

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO SEPTEMBER 30, 2000
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                      from
                                                                          2000             1999        Inception
                                                                     ---------   --------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(433,957)     $  (258,752)     $(16,635,924)
  Adjustments to reconcile net loss to net cash used in
    Operating activities:
      Depreciation and depletion                                          40,342           20,030         2,401,952
      Provision for bad debt                                                --               --             350,000
      Write-down of mining and milling and other
        Property and equipment                                              --               --           1,530,000
      Amortization of debt issuance expense                                 --               --             683,047
      Loss on Sale of Equipment                                             --               --             265,000
Value of common stock issued for:
        Services and interest                                               --               --           1,934,894
        Settlement of litigation                                            --               --             100,000
        Settlement of claims by joint venture partner                       --               --             936,000
        Compensation resulting from stock options granted                   --               --             311,900
        Value of stock options granted for services                         --               --             112,500
        Equity in net loss of joint venture                                 --               --             123,971
        Other                                                               --               --              (7,123)
      Changes in operating assets and liabilities:
         Interest accrued on mining reclamation bonds                     (2,055)          (1,743)          (14,071)
                 Accounts payable and accrued expenses                   144,110           17,295         1,095,375
                                                                       ---------      -----------      ------------


  NET CASH USED IN OPERATING ACTIVITIES                                 (251,560)        (233,170)       (6,812,479)
                                                                       ---------      -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to mining, milling and other
    Property and equipment                                                  --               --          (5,120,354)
  Purchases of mining reclamation bonds, net                                --               --            (125,000)
    Deferred mine development costs and other expenses                      --               --            (255,319)
                                                                       ---------      -----------      ------------


  NET CASH USED IN INVESTING ACTIVITIES                                     --               --          (5,500,673)
                                                                       ---------      -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of common stock                                                 --               --           8,758,257
  Issuance of underwriter's stock warrants                                  --               --                 100
  Commissions on sales of common stock                                      --               --            (381,860)
  Purchases of treasury stock                                               --               --             (12,500)
  Payments of deferred underwriting costs                                   --               --             (63,814)
  Proceeds from exercise of stock options                                   --               --             306,300
  Issuance of convertible debentures and notes                              --               --           1,505,000
  Proceeds of advances from joint venture partner                           --               --             526,288
  Advances to joint venture partner                                         --               --            (181,017)
  Payments of debt issuance expenses                                        --               --            (164,233)
  Proceeds of other notes and loans payable                              251,560          233,170         2,133,338
  Repayments of other notes and loans payable                               --               --            (120,000)
  Proceeds of loans from affiliate                                          --               --              55,954
  Repayments of loans from affiliate                                        --               --             (48,661)
                                                                       ---------      -----------      ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                              251,560          233,170        12,313,152
                                                                       ---------      -----------      ------------


                                   (Continued)

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                  AND PERIOD FROM DECEMBER 1, 1976 (INCEPTION)
                              TO SEPTEMBER 30, 2000
                                   (Unaudited)






                                                                                                                         Cumulative
                                                                                                                            from
                                                                              2000                   1999                 Inception
                                                                          -------------          -------------          ------------


DECREASE IN CASH                                                          $        --            $        --            $       --

CASH - beginning of period                                                         --                     --                    --
                                                                          -------------          -------------          ------------

CASH - end of period                                                      $        --            $        --            $       --
                                                                          =============          =============          ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                                                           $        --            $        --            $
                                                                          =============          =============          ============




NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2000, U.S. Mining Inc. agreed to waive and contribute as additional paid in capital all accrued interest on notes payable to U.S. Mining Inc. During the nine months ended September 30, 2000 accrued interest has been reduced by $295,587 and additional paid in capital has been credited by $295,587.












                  See notes to condensed financial statements.

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

          In the opinion of management,  the  accompanying  unaudited  condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of WCM CAPITAL, INC. (the "Company") as of September 30, 2000, and its results of operations and cash flows for the nine months and three months ended September 30, 2000 and 1999. Information included in the condensed balance sheet as of December 31, 1999 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (the "10-KSB") filed with the Securities and Exchange Commission. Certain terms used herein are defined in the 10-KSB. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

          The results of operations for the nine and three months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

NOTE 2 - BASIS OF PRESENTATION

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As at September 30, 2000, the Company has an accumulated deficit of $16,635,923, current liabilities of $2,653,351, and a working capital deficiency of $2,653,351. Also, the Company was in default on the payment of the principal balance and accrued interest on certain notes and debentures and certain accounts payable are past due. In addition to the payment of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations, at the rate of approximately $20,000 per month plus interest owed to USM on any advances during 2000. Such matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of the above uncertainty.

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

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE 2 - BASIS OF PRESENTATION continued:

          Substantially all of the $4,577,492 of mineral properties and equipment included in the accompanying balance sheet as of September 30, 2000, is related to exploration properties. The ultimate realization of the Company's investment in exploration properties and equipment is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production.


NOTE 3 - NOTES PAYABLE RELATED PARTY AND OTHERS

          Notes payable related party and others consist of the following at September 30, 2000:


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

          (b) This principal amount represents four unsecured promissory notes comprised of one $36,000 note and three $17,000 notes payable. The Company assumed these obligations on November 25, 1997, as part of the acquisition from USM of the remaining interest in the Joint Venture. These notes were in default when assumed by the Company, and remain in default as of September 30, 2000. Interest is being accrued at rates between 8% and 17% per annum.

          Accrued interest on the above notes at September 30, 2000 aggregated approximately $81,000.

NOTE 4 - CONVERTIBLE DEBENTURES

          The Company's convertible debt at September 30, 2000 consist of:
               12.25% convertible debenture originally due 12/31/94     $145,000

          As of September 30, 2000, the Company was in default with respect to the payment of the $145,000 principal balance of the debenture and accrued interest of approximately $98,000. As a result of its default, the Company is subject to and may be subject to further litigation by the Transfer Agent/Trustee under the Indenture Agreement or from debenture holders seeking immediate repayment of principal plus interest and other costs. Management cannot assure that there will be funds available for the required payments or what the effects will be of any actions brought by or on behalf of the debenture holders.

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE 5 - NOTE PAYABLE - RELATED PARTY

          The Company had outstanding a 8% promissory note balance of $1,721,855, at September 30, 2000, which represents monies advanced to the Company by U.S. Mining, Inc. ("USM") and obligations assumed in connection with the contributions of Joint Venture interests in 1997. The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties, as well as its interests in the Hayden/Kennec Leases. The note is subject to successive 30-day extensions throughout 1998 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties because they can exert significant influence over the Company. During the nine months ended September 30, 2000, USM forgave all accrued interest on the note payable and accordingly $295,587 was credited to additional paid in capital. USM has agreed to waive all interest through December 2000.

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

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



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

          The Company received a letter dated March 9, 2000 from the Colorado Division of Minerals and Geology (the "DMG") which sets forth the measures which must be taken by the Company to bring the site into compliance with groundwater regulations and to stabilize the tailings pond and site. The Company is required to make some minor equipment adjustments at which time the Company expects that its Temporary Cessation order will be granted by DMG. In the event a Temporary Cessation is granted, no further reclamation work or mining work would be required for the duration of the Temporary Cessation, beyond basic maintenance and reclamation required to keep the site from further deterioration

     (c)  Litigation

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

                                WCM CAPITAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

On November 2, 2000 American Stock Transfer and Trust Company served the Company with a summons, as Trustee under the Indentive dated January 2, 1990 to receive damages on behalf of the holders of the Company's 12-1/4% Convertible Debenture Holders in the amount of $142,000.00 plus interest and other fees. This action is as a result of the default on the Debentures described above and is separate and apart from the September 1997 action, which involves specific debenture holders.

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



                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Liquidity and Capital Resources

The Company had no active mining or milling operations during the three quarters ended September 30, 2000; however, the Company continued its efforts to bring the site into compliance with groundwater regulations and to stabilize the tailings ponds and site generally.

During the first quarter of 2000, the Company filed a notice with the Division of Minerals and Geology (the "DMG") requesting that its permit be placed into Temporary Cessation. A Temporary Cessation is a limited period of non-production, which results when an operator plans to temporarily cease production for at least 180 days upon filing of a notice of such intent with the DMG. As a condition to granting the Company's request, the DMG required that the Company address certain issues with respect to groundwater and tailings disposal ponds. Thus, the Company's efforts have been focused on addressing these issues.
UPDATE......The  Company  expects  that the DMG will grant its  application  for
Temporary Cessation once these final items have been addressed.

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

U.S. Mining Co. and its sole shareholder, William C. Martucci, has verbally pledged to provide financing to the Company on an as needed basis until on or about December 31, 2000. The Company cannot assure, however, that USM will fulfill its commitment to fund the Company's operations through year-end 2000. The funds received from USM will cover the general, administrative and other costs approximated at $20,000 per month. Additional monies will be needed to ready the Franklin Mine and Milling properties for the commencement of extraction and milling and to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

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

Results of Operations:

Nine and Three months ended September 30, 2000 Compared to Nine and Three Months Ended June 30, 1999

Company had a net loss of $433,957 and $141,338 for the nine and three months ended September 30, 2000 respectively, as compared to a net loss of $258,752 and $80,771 during the same periods in 1999.

Environmental remediation costs and mine expenses were $48,258 and $11,372 for the nine and three months ended September 30, 2000 respectively, compared to $38,992 and $13,399 during the same periods in 1999. This increase was due to the payment of County taxes during 2000.

General and administrative expenses were $221,952 and $74,099 for the nine and three months ended September 30, 2000 respectively, compared with $93,442 and $24,018 during the same periods in 1999. This increase resulted principally from an increase in legal, professional and other costs associated with the filing of a proxy statement and the reversal of previously accrued costs during the quarter ended March 31, 1999 (approximately $38,000).

Interest expense was $125,460 and $43,105 during the nine and three months ended September 30, 2000 respectively, as compared to $108,031 and $37,350 during the same periods in 1999. This increase was due to interest incurred on the USM note.

Nine and Three Months ended September 30, 1999 Compared to Nine and Three Months Ended September 30, 1998

The Company had a net loss of $258,752 and $180,771 for the nine and three months ended September 30, 1999 respectively, as compared to a net loss of $825,306 and $191,054 during the same periods in 1998. The loss in 1998 was higher due to a $265,000 loss on sale of the Gold Hill Mill Properties in 1998.

Environmental remediation costs and mine expenses were $38,992 and $13,399 for the nine and three months ended September 30, 1999, respectively, compared to $52,796 and $14,305 during the same periods in 1998. This decrease was due to lower levels of activities in the 1999 periods.

General and administrative expenses were $93,442 and $24,018 for the nine and three months ended September 30, 1999 respectively, compared with $301,322 and $86,102 during the same periods in 1998. This decrease was due to a substantial decrease in legal and professional fees, as well as settlements with venders resulting in a reduction of accounts payable of approximately $138,000.

Interest expense was $108,031 and $37,350 during the nine and three months ended September 30, 1999 respectively, as compared to $89,505 and $32,108 during the same periods in 1998. This increase was due to interest incurred on the USM note.


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

Continued default in the Debentures by the Company may result in Company being subject to additional legal proceedings by the Transfer Agent/Trustee under the Indenture or from other holders seeking immediate payment of the $102,500 plus related interest and penalties. On November 2, 2000 American Stock Transfer and Trust Company served the Company with a summons, as Trustee under the Indentive dated January 2, 1990 to receive damages on behalf of the holders of the Company's 12-1/4% Convertible Debenture Holders in the amount of $142,000.00 plus interest and other fees. This action is as a result of the default on the Debentures described above and is separate and apart from the September 1997 action, which involves specific debenture holders.

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

Item 2. Changes in Securities and Use of Proceeds

               NONE

Item 3. Default on Senior Securities

               See Item 1. Legal Proceedings - Convertible Debenture

Item 4. Submission of Matters to a Vote of Security Holders

               None.

Item 5. Other Information

On January 18, 2000, the Company, William C. Martucci and US Mining, Inc. a New Jersey corporation 100% owned by Mr. Martucci, entered into an agreement (the "USM Agreement") whereby the Company agreed to acquire USM in exchange for 7,473,013 shares of the Common Stock or approximately 85% of the Company's common stock (the "Transaction"). The agreement may be terminated by unanimous consent of the parties, in the event of a breach of the terms of the contract by any of the parties, in the event of an injunction preventing the closing or if the closing has not occurred on or before July 16, 2000 (the "Drop Dead Date"). As a condition to closing, the Company must seek shareholder approval of the Transaction. In addition, the Company has agreed to grant Martucci piggyback and demand registration rights with respect to the shares he is to receive in the Transaction. The Company has filed a proxy statement with respect to the Transaction, which was under review by the staff.

On or about July 16, 2000, USM extended the Drop Dean Date to September 30, 2000. USM refused to further extend the Drop Dead Date past, September 30, 2000, which resulted in the expiration of the USM Agreement. As a result, the Company withdrew its proxy statement with respect to the USM Agreement. The Company has not recommenced negotiations with USM nor can there be any assurance that any additional agreement will be reached with respect to the transaction as that USM will not determine to foreclose on the USM note.

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

As recommended by the DMG, the Company requested a change of status of its permit to Temporary Cessation. Following a meeting of the DMG and representatives of the Company held on February 10, 2000, the DMG set forth the measures in a letter dated March 9, 2000, which must be taken by the Company to bring the site into compliance with groundwater regulations and to stabilize the tailings pond and site during the Temporary Cessation. The Company was notified by the DMG, after its last inspection, that it must comply some minor adjustments to the property for its Temporary Cessation request to be granted. In addition, before coming out of Temporary Cessation, the Company must commit to determining whether the current conditions of its tailings disposal areas is adequate for further tailings disposal and in no event will the Franklin Mill be permitted to operate without prior approval by DMG of a comprehensive tailings disposal plan.

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

               NONE

          B.   Reports on Form 8-K

               NONE



                                    SIGNATURE


In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WCM CAPITAL, INC.


                                          /s/   Robert Waligunda
Date:    November 14, 2000                -------------------------------------
                                                Robert Waligunda, President