Form 10KSB/A
period 2000-12-31
WCM CAPITAL INC
filed 2001-04-16
CIK 215913

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       For the fiscal year ended 12/31/00
                           Commission File No. 0-9416

                                WCM CAPITAL, INC.
                 (Name of small business issuer in its charter)

          Delaware                                         13-2878202
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                          Identification No.)

                    P.O. Box 344, Millburn, New Jersey, 07041
                    (Address of principal executive offices)

Issuer's telephone number: 212-344-2828

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

State issuer's revenues for its most recent fiscal year.  $ 0

State the aggregate market value of the voting and non- voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. $ 1,459,236

State the number of shares outstanding of each of issuers' class of common equity, as of the latest practical date. 1,782,676(1) as of March 15, 2001

DOCUMENTS INCORPORATED BY REFERENCE IN PART III - SIX
Transitional Small Business Disclosure Format (check one)    Yes [_] No [X]

(1) Includes 169,750 shares and 153,690 shares issued to Richard Brannon and Joseph Laura and thereafter rescinded. See Item 1. Business-Employees and Technical Consultants

--------------------------------------------------------------------------------
                                     Page 1

PART I       TABLE OF CONTENTS                                            PAGE

Item 1      Description of Business                                         3

Item 2      Properties                                                      6

Item 3      Legal Proceedings                                              12

Item 4      Submission of Matters to a Vote of Security Holders            15

PART II

Item 5      Market for Registrant's Common Equity                          16
            and Related Stockholder Matters

Item 6      Management's Discussion and Analysis                           18
            or Plan of Operation

Item 7      Financial Statements                                     F1 - F26

Item 8      Changes in and Disagreements with                              24
            Accountants on Accounting and
            Financial Disclosure
PART III

Item 9      Directors, Executive Officers, Promoters,                      25
            and Control Person; Compliance with
            Section 16 under the Exchange Act

Item 10     Executive Compensation                                         26

Item 11     Security Ownership of Certain Beneficial                       27
            Security Owners and Management

Item 12     Certain Relationships and Related                              27
            Transactions

PART IV

Item 13     Exhibits, Reports on Form 8-K                                  31
            Signatures


--------------------------------------------------------------------------------
                                     Page 2

                                     PART I


Item 1. Description of Business

General

The Company incorporated on December 1, 1976 under the laws of the State of Delaware, is engaged in the exploration, development and mining of precious and nonferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and nonferrous metal properties. The Company's principal mining property is the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine and extract all minerals located in approximately 51 owned and/or patented mining claims (the "Franklin Mines") and a crushing and flotation mill which is located on the site of the Franklin Mines (the "Franklin Mill"). The Company cannot assure that a commercially mineable ore body, i.e. a reserve, exists in the properties comprising the Franklin Mines, which has been maintained in "stand by" condition since our inception. While none of our properties were operational in fiscal year 2000, the Company continues its rehabilitation of the property in anticipation of the establishment of a commercially mineable ore body and commencement of operations in the future.

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


--------------------------------------------------------------------------------

In addition, the Company has instituted an environmental protection plan containing emergency response plans for designated chemicals which may be used on site and appropriate measures consistent with local government agencies to prevent damage to area wildlife form chemicals, toxic or acid forming materials and/or acid mine drainage. The Company's plan has been approved by the DMG.

(1) The Franklin Mining Properties

During fiscal year 1999 and 2000, no exploration activities were conducted at the Franklin Mine. The Company continued its rehabilitation and reclamation efforts. Specifically, the Company continued with its water monitoring programs and commissioned additional reports and research into claims located on the mining property.

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

On January 5, 2000, the Company submitted a letter to the DMG to clarify why, among other things, it has not completed all of the recommended preventive measures at the site, specifically with respect to its tailings ponds. The Company explained its difficulty in obtaining needed financing to continue its reclamation and remediation plans and to begin mining and milling operations at the Franklin Mines due to the depressed price of gold. Therefore, the Company concluded that it is economically unfeasible to mine and mill at the properties at this time. Notwithstanding, the Company does not wish to abandon its business plan or reclaim the property but rather intends to maintain the mine and mill site and to comply with all DMG regulations with hopes of restarting the mine and mill as soon as the price of gold makes it profitable to do so.

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


--------------------------------------------------------------------------------

The Company's application for Temporary Cessation of its permit is still pending before the DMG. While the Company continues its water monitoring activities and to work the DMG to obtain Temporary Cessation, there can be no assurance that our request will be granted. In the event that our application is denied, we will have to comply with more stringent requirements to keep our permit active. It is likely that we will be unable to continue rehabilitation and reclaimation work as required by the DMG due to our lack of funding. Failure to comply with any rules, regulations or orders of the DMG can result in citations which, if remained uncorrected, will result in the loss of our mining permit and will have a material adverse effect on the Company as a whole.

The Company has not conducted any commercial mining operations during fiscal year 2000 and, as a result, had not generated any revenues from operations at the Franklin Mine in fiscal year ended December 31, 2000. Therefore, the Company remains in the exploration stage. Given the Company's efforts to place its permit in Temporary Cessation, it is unlikely that the Company will commence exploration in the year 2001. The Company, however, plans to continue to work closely with the Federal and Colorado state mining regulatory agencies as required by law to obtain the Temporary Cessation Order and to maintain its properties until such time as exploration activities can recommence.

(2) Other Ventures

On or about January 11, 1999, US Mining, Inc. ("USM"), a Company wholly-owned by Mr. William C. Martucci, a director of the Company executed a letter of intent with agents for the Alamosa Mining and Leasing Company, Inc. and the Renegade, LLC to enter into a joint venture arrangement for the exploitation of the Shafter Mining Property located in Clear Creek County, Colorado. USM is engaged in the business of holding and investing in mining properties. To date, USM's sole business has been providing the Company with financial support and contracting to acquire 50% of the mineral rights originally leased by the Company under the Hayden/Kennec Leases. See Item 2 - Property; Item 12 - Certain Transactions and Related Parties. The letter of intent was assigned to the Company on January 11, 1999. After consultation with USM and completion of preliminary due diligence with respect to the feasibility of commencing mining operations at the Shafter Mining Property, the Company determined that it was not feasible to pursue this arrangement and notified the parties of its intent in April 1999.

On January 18, 2000, the Company, Mr. William C. Martucci, a director of the Company and USM entered into an agreement whereby the Company would acquire USM in exchange for approximately 85% of the issued and outstanding shares of the Company on the closing date The parties were unable to consummate the transaction and the contract expired on September 30, 2000. See Item 12-Certain Transactions and Related Parties.

Employees and Technical Consultants

The Company had no full-time employees. The Company's executive officers serve as needed on a part-time basis for no compensation. The Company will engage technical personnel and other qualified consultants and experts on a contract or consulting basis as needed.

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


--------------------------------------------------------------------------------

On or about December 29, 2000, the Company entered into Agreements with each of Mr. Brannon and Mr. Laura regarding the issuance of shares to them as compensation for services. Pursuant to these Agreements, the Company rescinded its agreement to issue shares to each of Mr. Laura and Mr. Brannon but acknowledged indebtedness to Laura of $716,500 set forth in the original Agreement and consulting fees of approximately $175,000 which were earned by Mr. Brannon from May 2000 through December 31, 2000.

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


--------------------------------------------------------------------------------

Mineralized Material                    A   mineralized   body  which  has  been
  or Deposit                            delineated   by   appropriate   drilling
                                        and/or  underground  sampling to support
                                        sufficient  tonnage and average grade of
                                        metals  under  SEC  standards.   Such  a
                                        deposit  does not  qualify  as a reserve
                                        until a comprehensive evaluation,  based
                                        upon  unit  cost,  grade,  recovers  and
                                        other   factors,    concludes   economic
                                        feasibility.

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


--------------------------------------------------------------------------------

Shaft A vertical tube-like opening whereby miners enter the mine.

Sphalerite                              A  mineral   containing  both  zinc  and
                                        sulphur.

Strike                                  In a horizontal direction.

Stope                                   The  area  of  the  mine  where   miners
                                        extract mineral deposits from the mine.

Tailings                                Waste, which is produced by the Mill.

Tailings Pond                           The  location   where  mill  wastes  are
                                        deposited.

Telluride                               A  mineral  containing  tellurium  often
                                        found with quantities of gold and/or silver and sulphur.

Tennentite                              A  complex  mineral  containing  copper,
                                        antimony or silver.

Tertiary Period                         A time  period in  history  dating  back
                                        approximately 40 to 70 million years ago.

Vein A fracture in the earth's crust where minerals have been deposited.

Winze                                   A tunnel driven downward from a level.


Colorado Mining Properties

The property which constitutes the Franklin Mines consists of (i) leasehold interests in the mineral rights to 28 claims comprising approximately 322 acres evidenced by the Hayden/Kennec Leases and (ii) an additional 23 claims leased and/or purchased by the Company comprising approximately 20 additional acres, for a total of 51 claims over 340 acres. The Franklin properties include all improvements made by the Company thereon, including the Franklin Mill capable of supporting up to a 150 ton per day operation in its present state. The Company is required to pay taxes and certain other expenses relating to the properties leased. Management believes that it currently maintains adequate insurance for all of its mining properties.

Hayden/Kennec Leases

Under the original terms of the Hayden/Kennec Leases, which expired in November 1996, the Company was required to pay an aggregate minimum royalty payment of $2000 or 5% of the net smelter royalties realized by the Company to Mrs. Hayden and Mrs. Kennec. The Company was also required to pay all other amounts with respect to maintenance and upkeep of the property including any taxes. The Hayden/Kennec Leases also contained an option to purchase the leased mineral rights for a purchase price of $1,250,000 less all royalty payments made during the term of the lease.


--------------------------------------------------------------------------------

As of the expiration date, the Company had paid $480,000 in royalties, which would have set the option price at $770,000. In November 1996, the Company was granted a one-year extension of the Hayden/Kennec Leases under the same terms and conditions.

In late 1997, the Company had been in discussions with Martucci to effectuate a business combination with certain of his entities. See Item 12 - Certain Relationships and Certain Transaction. During these discussions, the Company explained to Martucci the situation regarding the Hayden/Kennec leases. By this time, the extension period was set to expire and the Company was unsuccessful in its efforts to renegotiate the terms of the lease. In addition, Mrs. Hayden had entered into an agreement with Gems & Minerals Corp., a former joint venture partner of the Company, to sell her 50% interest to Gems for a cash payment. This purchase agreement was set to expire and it was unlikely that Gems would consummate the purchase by the expiration date. Additionally, the Company was in the process of severing its relationship with Gems, which would further aggravate the situation regarding the leases.

The Company explained to Martucci the importance of maintaining an interest in the mineral rights covered by the Hayden/Kennec Leases as they represent over 50% of the mineral claims available to the Company for exploration and development. Since the Company did not posses the funds to purchase the Hayden Interest and was unsuccessful in its efforts to renegotiate the Hayden/Kennec Leases, USM began negotiations with Mrs. Hayden to acquire her interest.

On November 13, 1997, just prior to the expiration of the extension period of the Hayden/Kennec leases, USM entered into an agreement with Mrs. Hayden to purchase her 50% interest (the "Hayden Interest") in the mineral rights (the "Purchase Agreement"). Mrs. Hayden had sold her portion of the surface rights to the Company in August 1982.

Pursuant to the Purchase Agreement, Mrs. Hayden agreed to sell to USM the Hayden Interest for $75,000, which would be evidenced by a note issued to Hayden by USM at the consummation of the sale. The Purchase Agreement also contained a provision that extended the Hayden/Kennec Leases with respect to the Hayden Interest until March 13, 1998 and required USM to pay royalty payments of $1,000 per month.

As of the date hereof, USM has not consummated the purchase of the Hayden Interests because of title issues pertaining to the ownership of the properties; however, the terms of the Purchase Agreement remain in effect and Mrs. Hayden has agreed to further extend the Hayden/Kennec Leases with respect to the Hayden Interest through December 31, 2001. The Company has also been advised by USM that all royalty payments have been paid and will continue to be paid to Mrs. Hayden until the sale is consummated or the Purchase Agreement is terminated. Since November 1997, USM has paid royalty payments to Mrs. Hayden of approximately $37,000 through December 31, 2000.

Fifty percent (50%) of the rights comprising the original Hayden/Kennec Leases is owned by Mrs. Kennec (the "Kennec Interest"). Upon the expiration of extension period of the Hayden/Kennec Leases, the Company entered into an extension agreement with Mrs. Kennec to extend the Hayden/Kennec Leases as they pertain to the Kennec Interest until March 12, 1998. No further extensions have been granted by Mrs. Kennec and the Company is not in discussions with Mrs. Kennec regarding her interest in the mineral rights. While the Company had discussions with Mrs. Kennec in the past regarding her interests, we could not come to terms acceptable to either party. The Company has not had meaningful discussions with Mrs. Kennec in some time and it is unlikely that negotiations will resume with Mrs. Kennec any time in the near future.


--------------------------------------------------------------------------------

Currently, the ability of the Company to exploit the mineral rights evidenced by the Hayden/Kennec Leases is unclear. In 1994, Gems received an opinion of counsel from Freeborn & Peters, stating that Colorado Law would permit the exploitation of the mineral rights that are not 100% owned by one party so long as the non-participating owner (Mrs. Kennec) is paid whatever net profits are owed to her upon commencement of operations. Since USM is in a position to purchase the Hayden Interest, we are hopeful that our inability to come to an Agreement with Mrs. Kennec with respect to the Kennec Interest will not prohibit us from exploiting these mineral rights. Our belief assumes that we maintain our relationship with USM and that USM will consummate the purchase of the Hayden Interest and allow us to exploit these claims.

It is important to note that since the legal opinion on which we are relying is several years old, the statements made may be out of date and may not apply to our current situation. In the event that the advice rendered in the opinion letter is not applicable, the fact that the Company does not own a 100% interest in the mineral rights subject to the Hayden/Kennec Leases may severely limit the ability of the Company to exploit these minerals should we decide to commence operations in the future. Moreover, if USM fails to acquire the mineral rights from Mrs. Hayden prior to the expiration of the Purchase Agreement or if USM should acquire the rights but decide not to allow the Company access to them, the Company will no longer have any access to the mineral rights covered by the Hayden/Kennec Leases.

Location and Access

The Franklin Mines and Franklin Mill are located in Clear Creek County, Colorado, approximately 2.7 miles north of the town of Idaho Springs, which is accessible from Interstate 70 approximately 33 miles west of Denver. The mine location is accessible year round, except in the case of a major snowstorm in winter months.

Mineralization in the Area

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


--------------------------------------------------------------------------------

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

Estimated Mineralized Material

Mineralization of the Franklin Mine and associated Gem, the Freighter mines is that generally associated with the "Main Trunk" of the J.L. Emerson Fault. No reference is being made regarding the mineral potential of structures situated adjacent to, or off the "Main Trunk".

Sampling by the channel sample method was conducted during the period of 1975 through 1993 with assaying provided by the Franklin and other accredit ed assay laboratories. Assays were also obtained from the old Gem Mining Co. mine assay map, dated 1921 (the "Gems Assay Map"). The sampling process was carried out at right angles to the strike of the veins. Blocks were sampled on three or four sides and at times within by raise or winze. Those blocks, which were extensively mined, were entered where possible through open stopes with both pillars and "backfill" being sampled.

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

The Company has not developed a systematic exploration methodology to increase the tonnage of mineral deposits, which have been drilled and channel sampled by our geologists due to the fact that the Company is in the process of placing its mining permit in Temporary Cessation. There is no assurance that any reserves exist in the Franklin Mine system. Moreover, mining activities are not possible without the existence of a commercially viable ore body. A core-drilling program and a comprehensive economic evaluation will be required to determine whether a commercially viable ore body exists and whether it is economically Feasible to exploit such ore body should one exist.


--------------------------------------------------------------------------------

Operations

During 1999, the Company continued reclaimation and rehabilitation activities in hopes of conducting additional exploration to obtain more detailed evaluations of its mineralized material. The Company ceased these activities during 2000 and focused its efforts on preparing its properties for Temporary Cessation. The Company is currently awaiting approval of its application.

The Company continues to explore the possibility of obtaining custom milling business from small operators in the general area. Our efforts have been unsuccessful to date.

USM has verbally pledged to continue to provide financing to the Company on an as needed basis through December 31, 2001. This financing is in addition to the advances made to the Company by USM from 1998 though December 31, 2000. Other alternatives such as private placements, loans, or public offerings may be considered for future operating capital; however, it is uncertain as to whether any of these financing options will be viable alternatives for the Company's capital needs.

As mining is a regulated business, compliance with regulatory requirements of the various agencies having jurisdiction over the Company's activities may cause delays in the schedules set by the Company for returning the status of its permit to active and performing work as may be needed from time to time.
Moreover, capital outlays in excess of those anticipated may be required by regulatory bodies; thus adversely affecting the scope and timing of future plans and operations.

Mill/Metallurgy

In the past, the Franklin Mill operated on a limited schedule while exploration and development was taking place. While the Franklin Mill has not operated with respect to the milling of minerals, limited-crushing activities took place in early 1996 for the purpose of preparing bulk mineral samples for assay. We anticipate that the Company's permit will be placed in Temporary Cessation, and therefore, it is unlikely that the Company will conduct any crushing activities in 2001. However, if economically feasible opportunities present themselves, the Company may make application to the DMG for a change in permit status in the future.

Offices of the Company

The Company maintains its executive offices in Millburn, New Jersey and maintains an office on site at the Franklin mine in Idaho Springs.

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


--------------------------------------------------------------------------------

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

On November 2, 2000 American Stock Transfer and Trust Company served the Company with a summons, as Trustee under the Indenture dated January 2, 1990 to receive damages on behalf of the holders of the Company's 12-1/4% Convertible Debenture Holders in the amount of $142,000.00 plus interest and other fees. This action is as a result of the default on the Debentures described above and are separate and apart from the September 1997 action, which involves specific debenture holders. As of the date of this report, there has been no further developments with either proceedings.

NASDAQ Delisting

From January 11, 2000 through December 31, 2000, the Company has been in compliance with the requirements for continued listing on the NASDAQ Small Cap Market; however, there can be no assurance that in the future the Company will maintain such compliance. Should this occur, our stock might be subject to delisting from the NASDAQ Small Cap Market. In such event, Management is hopeful that the Company's Common Stock will qualify for trading on the Over-The-Counter/Bulletin Board ("OTC") market and the Company will make every effort to include its Common Stock on the OTC in the event of a delisting by NASDAQ.


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders

2000 Annual Meeting of Shareholders

On November 24, 2000, the Company held its annual meeting of shareholders, in South San Francisco, California at which time the shareholders (i) reelected Messrs Waligunda, Martucci, Wishinsky, Myhre and DeMartino to the Board of Directors and (ii) confirmed JH Cohn as independent auditors of the Company.

Of the 1,782,676 shares entitled to vote at the meeting, 1,498,670 were present either in person or by proxy constituting a quorum for purposes of conducting the business that was brought before the meeting. The following table sets forth the matters brought before the shareholders, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, if any, for each matter.

Matter                              For           Against            Abstain
------                              ---           -------            -------

Election of                      1,478,103         14,083              6564
Robert Waligunda
as Director

Election of                      1,478,103         14,083              6564
William C. Martucci
as Director

Election of                      1,478,103         14,083              6564
William Wishinsky
as a Director

Election of Casey                1,478,103         14,083              6564
Myhre as a Director

Election of Vincent              1,478,103         14,083              6564
A. DeMartino as a Director

Confirmation of                  1,490,886           4062              3722
Independent Auditors

December, 1999 Special Meeting of Shareholders

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


--------------------------------------------------------------------------------

1999 Annual Meeting of Shareholders

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

Matter                              For           Against          Abstain
------                              ---           -------          -------

Election of
William C. Martucci              2,969,910         46,213            ----
As a Director

Election of
Robert Waligunda
as Director                      2,969,910         46,213            ----

Election of
William                          2,968,370         47,753            ----
Wishinsky as a Director

Election of Casey                2,968,370         47,753            ----
Myhre as a Director

Election of  John                2,968,342         47,781            ----
Bruno as a Director

Confirmation of
Independent Auditors             2,962,757         42,205           11,161


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


--------------------------------------------------------------------------------

The following table sets forth the range of high and low bid quotes of the Company's Common Stock per quarter since the beginning of fiscal year 1998 as reported by the National Quotation Bureau (which reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions). The following stock prices have been adjusted to reflect a one for twenty-five reverse stock split which occurred on May 26, 1998 and a one-for-three reverse stock split effected on December 13, 1999 except as noted.

                                   High                  Low
Quarter Ended                      Bid Price             Bid Price

March 31, 1998                     $1.5625               $1.5625
June 30, 1998                      $2.25                 $1.5625
September 30, 1998                 $1.50                 $1.00
December 31, 1998                  $0.875                $0.4375

March 31, 1999                     $1.125                $1.06
June 30, 1999                      $1.50                 $0.4375
September 30, 1999                 $1.00                 $0.9375
December 31, 1999                  $2.50                 $1.00*

March 31, 2000                     $5.50                 $5.50
June 30, 2000                      $1.75                 $1.4375
September 30, 2000                 $2.00                 $1.8125
December 31, 2000                  $0.875                $0.6875

----------

* Takes into account one for three reverse split effective December 20, 1999

As of December 31, 2000, the approximate number of recordholders of the Company's Common Stock is 2,749 inclusive of those brokerage firms and/or clearinghouses holding the Company's Common Shares in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

The aggregate number of shares of Common Stock issued and outstanding is 1,782,676 as of March 15, 2001. This number includes 323,440 shares issued to Mr. Brannon and Mr. Laura and thereafter rescinded. See Item 1. Business Employees and Technical Consultants and Sales of Restricted Securities below. No dividends on Common Shares have ever been paid by the Company due to the lack of excess capital and the Company does not anticipate that dividends will be paid in the foreseeable future. In addition, pursuant to the terms of the Company's 12-1/4% Convertible Debentures, the Company, the Company is prohibited from paying dividends on its Common Stock unless and until it is no longer in default under the debentures. See Item 3. Litigation.

Sales of Restricted Securities

On or about June 1, 2000 the Company issued 169,750 shares of Common Stock to Richard Brannon, a Vice President of the Company and 153,690 shares of Common Stock to Joseph Laura, a consultant of the Company. The shares were issued to Laura as compensation for services rendered and to Brannon for present and future services rendered in connection with the Company's mining business. These shares were originally issued in accordance with the exemption from registration under Section 4(2) of the Act and were subsequently registered by the Company on Form S-8 on or about June 6, 2000.


--------------------------------------------------------------------------------

On or about December 29, 2000, the Company entered into Agreements with each of Mr. Brannon and Mr. Laura regarding the issuance of shares to them as compensation for services. Pursuant to these Agreements, the Company rescinded its agreement to issue shares to each of Mr. Laura and Mr. Brannon but acknowledged indebtedness to Laura of $614,760.00 and Consulting fees of approximately $175,000 which were earned by Mr. Brannon from May 2000 through December 31, 2000.

Item 6. Management's Discussion and Analysis or Plan of Operation

CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, Management believes that certain of the matters discussed in this Annual Report for the year ended December 31, 2000 are "forward looking risks and uncertainties which cause actual results to differ materially from those discussed herein including, but not limited, risks relating to changing economic conditions, change in price of disclosed in this Annual Report. The Company cautions readers that any such forward-looking statements are based upon management's current expectations and beliefs but are not guaranties of future performance. Actual results could differ materially from those expressed or implied in forward-looking statements.

The Company is engaged in the business of investing and participating in the development of commercial mining and milling operations primarily involving leased properties for which the mineral rights are leased in or near Idaho Springs, Colorado.

During 1999, remediation work and rehabilitation was performed and completed at the Franklin Mines and the Franklin Mill to prepare for commencement of operations in the future. However, in 2000, economic conditions and other factors led to the Company's decision to apply for a change in its permit status from active to Temporary Cessation. Temporary Cessation is a limited period of non-production, which results when an operator plans to temporarily cease production for at least 180 days upon the filing of notice thereof with the DMG. When a request for Temporary Cessation is granted, no further reclamation work or mining work would be required for the duration of the temporary cessation, beyond basic maintenance and reclamation required to keep the site from further deterioration

The Company has not commenced commercial operations at the Franklin Mine since our inception. Therefore, the Company remains in the exploration stage and has not generated significant revenues on a sustained basis. The Company did not realize any revenues based on sales in 2000 and 1999.

Liquidity and Capital Resources

Since its inception, we have financed our activities principally through the sale of equity securities, the accumulation of debt and monies provided through our relationship with USM. Since 1998, the Company's sole source of funding has been USM. The Company has derived no income from its mining and milling investments, which as of December 31, 2000, were comprised of investments in the assets and rights related to the Franklin Mines and Mill. As of December 31, 2000, no funds where borrowed form USM. The US Mining note had a principle amount of $1,768,829 which was a debt to equity exchange recorded as paid in capital as of December 31, 2000 for future consideration. The equity exchange was principle only and the interest in the amount of $328,040 still remains due as of December 31, 2000 to US Mining


--------------------------------------------------------------------------------

The Company had total current liabilities as of December 31, 2000 of $2,266,315, convertible debentures with a principal amount of $145,000 and other notes payable with a principal balance of $287,028. In addition to the payment of its current liabilities, the Company incurred general, administrative and other costs and expenditures related to any mining and milling operations, at the rate of approximately $25,000 per month in 2000 and expects to incur additional administrative expenses of approximately $25,000 per month plus interest in 2001.

During 2000 and 1999, USM advanced approximately $298,534 and $278,000, respectively, on behalf of the Company. The US Mining note had a principle amount of $1,768,829 which was a debt to equity exchange recorded as paid in capital as of December 31, 2000 for future consideration. The equity exchange was principle only and the interest in the amount of $328,040 still remains due as of December 31, 2000 to US Mining These monies were used primarily for legal and accounting fees in connection with public filings and necessary general and administrative expenses. USM has continued to fund the Company directly or indirectly since mid 1997. USM has verbally pledged to provide financing to the Company on an as needed basis through December 31, 2001. The Company believes based on prior performance that USM will fulfill its commitment to fund until December 31, 2001. It is anticipated that the funds received from USM will cover the general, administrative and other costs, which Management estimates will be approximately $25,000 per month for the year 2001. Management believes that the estimate of monthly expenses will include any incidental costs incurred in connection with the maintenance of the mining facilities in Idaho Springs and related taxes. However, certain unforeseen costs may arise during the course of the year and the Company cannot assure that USM will commit to provide the Company with additional monies should such expenses arise.

The Hayden/Kennec Leases cover mineral rights to 28 mining claims over 322 acres of the Franklin Mining properties. Currently, the Hayden/Kennec Leases are expired; however, the terms of the Purchase Agreement between USM and Hayden extend the terms of the Hayden/Kennec Leases as they relate to the Hayden interests upon the same terms and conditions of the Hayden/Kennec Leases. Therefore, USM has advanced, and is continuing to advance, $1,000 royalty payment to Mrs. Hayden on a monthly basis as required by the Hayden/Kennec Leases. As of the date hereof, the Company has not reached any Agreement with Mrs. Kennec concerning her portion of the Leasehold. See Item 2 - Properties.

Under the terms of the Hayden/Kennec Leases, the Company would have been required to pay $777,000 to Mrs. Hayden and Mrs. Kennec in order to exercise the purchase options set forth therein as of November 1997 when the lease expired. Although the exercise price may be less if additional moneys paid to Hayden and Kennec after November 1997 are credited, the Company is unable to make such payment. Notwithstanding, Management remains cautiously optimistic that it will maintain its access to the leased mineral rights covered by the Hayden/Kennec Leases since the Purchase Agreement between Mrs. Hayden and USM remains in effect and the Company has no reason to believe at this time that the sale will not be consummated prior to the expiration of the Purchase Agreement. USM has advised the Company that it is current with its payments to Mrs. Hayden and the Company, based upon the prior commitments and past payment history of USM, believes that USM will continue to make the necessary royalty payments to Mrs. Hayden until the purchase of Mrs. Hayden's leasehold interest is consummated. See Item 2 - Properties.

In the absence of liquid resources, cash flows from operations and any other commitments for debt or equity financing, Management believes that the ability of the Company to continue to maintain its properties will be dependent upon the provision of financing by USM; however, it cannot assure that USM will continue to finance the Company after December 31, 2001. Management believes that the Company will remain dependent on USM as its primary source of financing for its operations until such time, if any, as the Company can secure additional funding from other sources.


--------------------------------------------------------------------------------

The Company has conducted no exploration activities during 2000 and has no plans to do so in 2001. However, as a condition to granting the Company's request for Temporary Cessation, the DMG required that the Company address certain issues with respect to groundwater and tailings disposal ponds. Thus, the Company's efforts during the majority of 2000 were focused on addressing these issues. The Company is continuing these efforts and is awaiting approval of its application from the DMG. This status will allow the Company to retain all its permits. However, given the current economic climate and lack of reserves, it is unlikely that the Company will commence any operations in the year 2001.

Management estimates that the Company will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to its Idaho Springs Mining properties and interest, at the rate of approximately $25,000 per month for the remainder of 2001.

U.S. Mining Co. has verbally pledged to provide financing to the Company on an as needed basis until on or about December 31, 2001. The Company cannot assure, however, that USM will fulfill its commitment to fund the Company's operations through year-end 2001. The funds received from USM will cover the general, administrative and other costs approximated at $25,000 per month plus interest. There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM or that USM will fulfill its obligations to fund the Company through December 31, 2001. In the event that the Company defaults on its obligations, USM may foreclose on the assets secured by the USM note. Such foreclosure actions by USM would have a material adverse effect on the future operations of the Company and the Company's ability to maintain its permits and explore the Franklin Mines.

Plan of Operations

In 2001, the Company's primary focus will be to (i) continue its rehabilitation and remediation work as is statutorily required to maintain its properties and permit's Temporary Cessation status, (ii) seek possible joint ventures with neighboring mines and (iii) work to secure additional funding for its operations. Should the Company become unable to adequately maintain its properties as required by the DMG, it may face the possibility of being cited for violations by the DMG which can lead to a cease and desist order or, result in the loss of our mining permit. The loss of our mining permit would have a serious adverse effect of the future operations of the Company as a whole.

We believe that the best way to achieve profitability in the short term would be to seek to acquire businesses, which are operational and generating revenues. Since the prices of metals and other minerals are low at this time, the Company is open to entertaining possible business combinations or joint ventures with operational businesses, irrespective of whether a target business is operating in our business segment.

The Company has no immediate plans to abandon our efforts at our Colorado mining properties or to sell a portion or all of our interests in these properties. However, the Company has not developed an exploration plan and does not anticipate doing so until we determine it is economically feasible to reactivate our mining permits. There can be no assurance that we will be in a position to reactivate our permit in the near future. Given the current status of our permit, we believe acquiring a business or businesses that generate revenues would allow the Company to attract third party investment and increase shareholder value. Moreover, profits realized by the Company may be available for reinvestment in our mining properties should the economics of mining become more favorable, thus alleviating the need to seek outside funding for future exploration plans at the Franklin Mines.


--------------------------------------------------------------------------------

Results of Operations:

Results of Operations; 2000 verses 1999

The Company had no active mining or milling operations during 2000.

The Company had a net loss of $1,943,155 for the year ended December 31, 2000 as compared to a net loss of $501,926 during the same period in 1999. The increase of $1,441,229 was attributable to professional services rendered and the recording of the impairment of equipment.

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

(d) Interest expense increased from $34,599 in 1999 to $40,137 in 2000 due to additional interest on the USM note].

Results of Operations 1999 vs. 1998.

The Company had no active mine operations during 1999.

The Company had a net loss of $501,926 for 1999 as compared to a net loss of $1,531,317 during 1998. The decrease of $1,029,391 was attributable to:

     (a) A decline in mine expenses and remediation costs from $62,560 (1998) to $34,812 (1999) resulted from a decrease in mine site activities.

     (b) Loss on sales and impairment losses on property and equipment in 1998 of $465,000 , which declined to $130,000 in 1999, a reduction of $335,000.

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

     (e) During 1998, a bad debt expense of $350,000 was recognized attributable to the note receivable from the sale of the Gold Hill Mill Properties. During 1999, no bad debt expense was incurred. In addition, legal fees declined to approximately $91,000 (1999) from approximately $149,000 (1998), a reduction of approximately $58,000.


--------------------------------------------------------------------------------

     (f) Other expenses of $100,000 (1998) were attributable to an accrual for the settlement of certain litigation. Such accrual was reversed in 1999 when the litigation was settled.



--------------------------------------------------------------------------------

Item 7. Financial Reports


                                                                       Page
                                                                       ----

Independent Auditor's Report                                            F-1

Financial Statements:

   Balance Sheets                                                    F-2 - F-3

   Statements of Operations                                             F-4

   Statements of Stockholders' Equity                                F-5 - F-9

   Statements of Cash Flows                                         F-10 - F-11

Notes to Consolidated Financial Statements                          F-12 - F-24

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder
WCM CAPITAL, INC.
New York, New York

We have audited the balance sheets of WCM Capital, Inc., A Exploration Stage Company (formerly Franklin Consolidated Mining Co., Inc.) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the accumulated amounts from inception through December 31, 1999, which includes an accumulated deficit of ($16,201,967) as of December 31, 1999. Those amounts were audited by other auditors whose report has been furnished to us and our opinion insofar as it relates to those accumulated amounts is based solely on the report of the other auditors. The financial statements of WCM Capital, Inc. as of December 31, 1999 were audited by other auditors whose report on those statements dated March 28, 2000 included an explanatory paragraph that described the going concern uncertainty discussed in Note 1 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WCM Capital, Inc. as of December 31, 2000, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is an exploration stage enterprise whose operations have generated recurring losses and cash flow deficiencies from inception and, as of December 31, 2000, has a substantial working capital deficiency. As a result, it was in default with respect to payments on several notes and on convertible debentures and wholly dependent on outside funding to finance current operations. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  these
uncertainties.


                                          POLAKOFF WEISMANN LEEN LLC
                                          Certified Public Accountants
                                          Livingston, New Jersey
                                          April 13, 2001


--------------------------------------------------------------------------------
                                    Page F-1

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                     ASSETS


                                                               December 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
Property and equipment -  at cost                        $6,310,550    6,784,095

   Less: Accumulated depreciation and amortization        2,156,738    2,166,261
                                                         ----------   ----------

          Net property and equipment                      4,153,812    4,617,834
                                                         ----------   ----------

Other assets -
   Mining reclamation Bonds                                 139,756      137,016
                                                         ----------   ----------

          Total                                          $4,293,568    4,754,850
                                                         ==========   ==========


             See auditors' report and notes to financial statements.


--------------------------------------------------------------------------------
                                    Page F-2

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 December 31,
                                                                        -------------------------------
                                                                            2000                1999
                                                                        ------------       ------------
Current liabilities:
  Accounts payable and accrued expenses                                 $  1,824,285            689,049
  Payroll and other taxes                                                         --             29,960
  Convertible debentures                                                     145,000            145,000
  Notes payable:
    Related companies and others                                             297,028            218,965
    U.S. Mining Inc. - related company                                            --          1,470,295
                                                                        ------------       ------------

       Total current liabilities                                           2,266,313          2,553,269
                                                                        ------------       ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01 per share; 40,000,000 shares
    authorized; 1,318,767 shares issued and outstanding                       13,188             13,188
  Additional paid-in capital                                              20,159,189         18,390,360
  Deficit accumulated during the exploration stage                       (18,145,122)       (16,201,967)
                                                                        ------------       ------------

       Total stockholders' equity                                          2,027,255          2,201,581
                                                                        ------------       ------------

          Total                                                         $  4,293,568          4,754,850
                                                                        ============       ============


             See auditors' report and notes to financial statements.


--------------------------------------------------------------------------------
                                    Page F-3

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                                           Cumulative
                                                                                                           December 1,
                                                                                                               1977
                                                                                                           (Inception)
                                                                           Years Ended                       through
                                                                           December 31,                    December 31,
                                                                     2000                 1999                 2000
                                                                 -----------          -----------          -----------
Revenues:
  Sales                                                          $        --                   --              876,082
  Interest income                                                      2,740                2,414              553,849
  Other income                                                            --                   --               79,397
                                                                 -----------          -----------          -----------

    Total                                                              2,740                2,414            1,509,328
                                                                 -----------          -----------          -----------

Expenses:
  Mine expenses and environmental remediation costs                   47,049               34,812            3,668,159
  Loss on sale/write down of mining and milling and
    other property and equipment                                     429,983              130,000            2,224,983
  Depreciation and depletion                                          34,039               60,746            2,395,649
  General and administrative                                       1,195,148              233,829            7,677,354
  Interest                                                           239,676              144,953            1,526,108
  Amortization of debt issuance                                           --                   --              683,047
  Equity in net loss and settlement of claims
    of Joint Venture                                                      --                   --            1,059,971
  Other                                                                   --             (100,000)             419,179
                                                                 -----------          -----------          -----------

    Total                                                          1,945,895              504,340           19,654,450
                                                                 -----------          -----------          -----------

  Net loss                                                       $(1,943,155)            (501,926)         (18,145,122)
                                                                 ===========          ===========          ===========

  Loss per common share                                                (1.47)               (0.38)
                                                                 ===========          ===========

  Weighted average shares outstanding                              1,318,767            1,318,767
                                                                 ===========          ===========


             See auditors' report and notes to financial statements.


--------------------------------------------------------------------------------
                                    Page F-4

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                Deficit
                                                                                              Accumulated
                                                                                Additional    During the
                                                                    Common       Paid-in      Exploration    Treasury
                                                        Shares       Stock       Capital         Stage         Stock        Total
                                                      ----------   ----------   ----------    ----------    ----------   ----------
Issuance of common stock:
  Cash                                                     8,268   $       83       43,017            --            --       43,100
  Non-cash:
    Related parties                                       49,332          493        8,757            --            --        9,250
    In exchange for shares of Gold
      Developers and Producers, Inc.                      58,400          584       16,850            --            --       17,434
Net loss                                                      --           --           --       (45,584)           --      (45,584)
                                                      ----------   ----------   ----------    ----------    ----------   ----------
Balance, December 31, 1977                               116,000        1,160       68,624       (45,584)           --       24,200

Issuance of common stock:
  Pursuant to public offering, net of
    underwriting expenses of $11,026                      31,368          314      283,681            --            --      283,995
  Cash                                                    12,000          120      242,757            --            --      242,877
  Non-cash                                                   268            2        4,998            --            --        5,000
Net loss                                                      --           --           --       (66,495)           --      (66,495)
                                                      ----------   ----------   ----------    ----------    ----------   ----------
Balance, December 31, 1978                               159,636        1,596      600,060      (112,079)           --      489,577

Issuance of common stock:
  Cash                                                    12,368          124      441,126            --            --      441,250
  Non-cash:
    Related parties                                        2,132           21       59,979            --            --       60,000
    Other                                                    356            4       13,346            --            --       13,350
Net loss                                                      --           --           --      (128,242)           --     (128,242)
                                                      ----------   ----------   ----------    ----------    ----------   ----------
Balance December 31, 1979                                174,492        1,745    1,114,511      (240,321)           --      875,935

Issuance of common stock:
  Cash                                                    15,452          154      839,846            --            --      840,000
  Non-cash                                                 3,176           32      118,968            --            --      119,000
Net loss                                                      --           --           --      (219,021)           --     (219,021)
                                                      ----------   ----------   ----------    ----------    ----------   ----------
Balance December 31, 1980                                193,120        1,931    2,073,325      (459,342)           --    1,615,914

Issuance of common stock:
  Cash                                                    11,206          112      820,388            --            --      820,500
  Non-cash                                                 1,387           14      103,986            --            --      104,000
  Commission on sale of common stock                          --           --      (57,300)           --            --      (57,300)
Net loss                                                      --           --           --      (288,105)           --     (288,105)
                                                      ----------   ----------   ----------    ----------    ----------   ----------
Balance December 31, 1981                                205,713   $    2,057    2,940,399      (747,447)           --    2,195,009


             See auditors' report and notes to financial statements.


--------------------------------------------------------------------------------
                                    Page F-5

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               Deficit
                                                                                             Accumulated
                                                                                Additional   During the
                                                                    Common       Paid-in     Exploration    Treasury
                                                        Shares       Stock       Capital        Stage         Stock        Total
                                                     ----------   ----------   ----------    ----------    ----------   ----------
Balance December 31, 1981 (forwarded)                   205,713   $    2,057    2,940,399      (747,447)           --    2,195,009
                                                     ==========   ==========   ==========    ==========    ==========   ==========
Issuance of common stock:
  Cash                                                   11,480   $      115      764,011            --            --      764,126
  Non-cash                                                2,160           22      161,978            --            --      162,000
  Commission on sale of common stock                         --           --      (56,075)           --            --      (56,075)
Net loss                                                     --           --           --      (287,291)           --     (287,291)
                                                     ----------   ----------   ----------    ----------    ----------   ----------
Balance December 31, 1982                               219,353        2,194    3,810,313    (1,034,738)           --    2,777,769

Issuance of common stock:
  Cash                                                   16,975          170    1,189,380            --            --    1,189,550
  Non-cash                                                  944            9       70,825            --            --       70,834
  Exercise of stock options:
    Related parties                                       3,567           35      267,465            --            --      267,500
    Others                                                   52            1        3,999            --            --        4,000
  Commission on sale of common stock                         --           --     (124,830)           --            --     (124,830)
Net loss                                                     --           --           --      (749,166)           --     (749,166)
                                                     ----------   ----------   ----------    ----------    ----------   ----------
Balance, December 31, 1983                              240,891        2,409    5,217,152    (1,783,904)           --    3,435,657

Issuance of common stock:
  Cash                                                   16,023          160    1,151,540            --            --    1,151,700
  Non-cash                                                  367            3       27,497            --            --       27,500
  Exercise of stock options by related parties            2,667           27      199,973            --            --      200,000
  Commission on sale of common stock                         --           --      (90,950)           --            --      (90,950)
Net loss                                                     --           --           --      (301,894)           --     (301,894)
                                                     ----------   ----------   ----------    ----------    ----------   ----------
Balance December 31, 1984                               259,948        2,599    6,505,212    (2,085,798)           --    4,422,013

Issuance of common stock:
  Cash                                                    5,618           56      300,023            --            --      300,079
  Non-Cash                                                  133            2        7,498            --            --        7,500
  Exercise of stock options:
    Related parties                                       2,667           27      149,973            --            --      150,000
    Others                                                   12           --          750            --            --          750
  Commission on sale of common stock                         --           --       (3,462)           --            --       (3,462)
Net loss                                                     --           --           --      (133,929)           --     (133,929)
                                                     ----------   ----------   ----------    ----------    ----------   ----------
Balance December 31, 1985                               268,378   $    2,684    6,959,994    (2,219,727)           --    4,742,951

             See auditors' report and notes to financial statements.


--------------------------------------------------------------------------------
                                    Page F-6

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               Deficit
                                                                                             Accumulated
                                                                                Additional   During the
                                                                    Common       Paid-in     Exploration    Treasury
                                                        Shares       Stock       Capital        Stage         Stock         Total
                                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance December 31, 1985 (forwarded)                   268,378   $    2,684    6,959,994    (2,219,727)           --     4,742,951
                                                     ==========   ==========   ==========    ==========    ==========    ==========
Issuance of common stock:
  Cash                                                    7,587   $       76      300,424            --            --       300,500
  Non-cash:
    Related parties                                       2,133           21       79,979            --            --        80,000
    Others                                                1,800           18       53,982            --            --        54,000
Net loss                                                     --           --           --      (227,788)           --      (227,788)
                                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 1986                              279,898        2,799    7,394,379    (2,447,515)           --     4,949,663

Issuance of common stock:
  Cash                                                   34,725          347    1,286,954            --            --     1,287,301
  Non-cash:
    Related parties                                       2,695           27       70,873            --            --        70,900
    Other                                                   500            5       37,245            --            --        37,250
  Commission on sale of common stock                         --           --     (110,243)           --            --      (110,243)
Net loss                                                     --           --           --      (730,116)           --      (730,116)
                                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 1987                              317,818        3,178    8,679,208    (3,177,631)           --     5,504,755

Issuance of common stock:
  Non-cash - related parties                              2,666           27       49,973            --            --        50,000
  Purchase of 666 shares of treasury stock -
    at cost                                                  --           --           --            --       (12,500)      (12,500)
Net loss                                                     --           --           --      (386,704)           --      (386,704)
                                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance December 31, 1988                               320,484        3,205    8,729,181    (3,564,335)      (12,500)    5,155,551

Issuance of common stock:
  Cash                                                    9,040           90      110,410            --            --       110,500
  Non-cash:
    Related parties                                       2,800           38       33,828            --            --        33,866
    Other                                                 3,782           28       31,472            --            --        31,500
  Private placement:
    Cash                                                 30,333          303       22,447            --            --        22,750
    Debt issuance expense                                    --           --      455,000            --            --       455,000
    Conversion of debentures                             14,000          140      104,860            --            --       105,000
    Exercise of stock options                             4,000           40       44,960            --            --        45,000
  Compensation resulting from stock options
    granted                                                  --           --       39,000            --            --        39,000
  Commission on sale of common stock                         --           --       (1,500)           --            --        (1,500)
Net loss                                                     --           --           --    (1,279,804)           --    (1,279,804)
                                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance December 31, 1989                               384,439   $    3,844    9,569,658    (4,844,139)      (12,500)    4,716,863

             See auditors' report and notes to financial statements.


--------------------------------------------------------------------------------
                                    Page F-7

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            Deficit
                                                                                          Accumulated
                                                                            Additional    During the
                                                               Common        Paid-in      Exploration     Treasury
                                                  Shares        Stock        Capital         Stage          Stock           Total
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance December 31, 1989 (forwarded)              384,439   $     3,844     9,569,658     (4,844,139)       (12,500)     4,716,863
                                               ===========   ===========   ===========    ===========    ===========    ===========
Sale of underwriter's stock warrants                    --   $        --           100             --             --            100
Issuance of common stock:
  Cash                                               4,467            45        45,180             --             --         45,225
  Non-cash - others                                    531             5         5,973             --             --          5,978
  Conversion of debentures                           2,133            22        31,978             --             --         32,000
Net loss                                                --            --            --     (1,171,962)            --     (1,171,962)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 1990                         391,570         3,916     9,652,889     (6,016,101)       (12,500)     3,628,204

Issuance of common stock:
  Cash                                              23,995           240        96,691             --             --         96,931
  Cash - related parties                            24,000           240        89,760             --             --         90,000
  Non-cash - others                                 15,783           158        59,029             --             --         59,187
  Conversion of debentures                          49,747           498       625,502             --             --        626,000
  Exercise of stock options                          3,333            33        12,467             --             --         12,500
  Conversion of notes payable                        3,333            33        14,967             --             --         15,000
Net loss                                                --            --            --       (764,926)            --       (764,926)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 1991                         511,761         5,118    10,551,305     (6,781,027)       (12,500)     3,762,896

Issuance of common stock:
  Cash                                              26,959           269       169,339             --             --        169,608
  Cash - related parties                             8,400            84        48,916             --             --         49,000
  Non-cash:
    Others                                          23,062           231       365,827             --             --        366,058
    Related parties                                    161             2           604             --             --            606
    Exercise of options by related parties          27,333           273       102,227             --             --        102,500
  Conversion of debentures                           7,200            72       161,928             --             --        162,000
  Commission on sale of stock -
    related parties                                     --            --        (7,123)            --             --         (7,123)
Net loss                                                --            --            --     (1,343,959)            --     (1,343,959)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance December 31, 1992                          604,876         6,049    11,393,023     (8,124,986)       (12,500)     3,261,586

Issuance of common stock:
  Cash                                              11,645           116       133,848             --             --        133,964
  Cash - related parties                            10,360           104        77,596             --             --         77,700
  Non-cash:
    Others                                           2,000            20        14,980             --             --         15,000
    Settlement of litigation                        13,333           133        99,867             --             --        100,000
    Exercise of options by related parties           2,667            27         9,973             --             --         10,000
  Conversion of debentures                           1,867            19        34,981             --             --         35,000
  Conversion of loan                                 1,333            13         9,987             --             --         10,000
Net loss                                                --            --            --       (797,619)            --       (797,619)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance December 31, 1993                          648,081   $     6,481    11,774,255     (8,922,605)       (12,500)     2,845,631

             See auditors' report and notes to financial statements.


--------------------------------------------------------------------------------
                                    Page F-8

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              Deficit
                                                                                            Accumulated
                                                                               Additional   During the
                                                                  Common        Paid-in     Exploration    Treasury
                                                     Shares        Stock        Capital        Stage         Stock         Total
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance December 31, 1993 (forwarded)                 648,081   $     6,481    11,774,255    (8,922,605)      (12,500)    2,845,631
                                                  ===========   ===========   ===========   ===========   ===========   ===========
Retirement of treasury stock                             (666)  $        (7)      (12,493)           --        12,500            --
Net loss                                                   --            --            --      (381,596)           --      (381,596)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1994                            647,415         6,474    11,761,762    (9,304,201)           --     2,464,035

Issuance of common stock:
  Settlement of claims by joint venture partner        80,000           800       935,200            --            --       936,000
  Repayments:
    Loan from joint venture partner                    42,667           427       498,773            --            --       499,200
    Long-term loans from related parties
      and accrued interest                            115,730         1,157       675,868            --            --       677,025
  Exchange of shares for profit participation
    interests                                          36,000           360          (360)           --            --            --
Net loss                                                   --            --            --    (1,641,944)           --    (1,641,944)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1995                            921,812         9,218    13,871,243   (10,946,145)           --     2,934,316

Issuance of common stock:
  Cash                                                 23,379           234       297,366            --            --       297,600
  Services and interest                                49,547           495       561,942            --            --       562,437
  Conversion of convertible notes                      57,263           573       557,747            --            --       558,320
  Repayments:
    Loan from joint venture partner                    30,880           309       361,566            --            --       361,875
    Long-term loans from related party                124,892         1,249     1,462,332            --            --     1,463,581
Net loss                                                   --            --            --    (1,314,104)           --    (1,314,104)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance December 31, 1996                           1,207,773        12,078    17,112,196   (12,260,249)           --     4,864,025

Issuance of common stock:
  Extension of lease rights                             1,386            14        12,986            --            --        13,000
  Conversions:
    Note payable                                      102,941         1,029       598,971            --            --       600,000
    Debt                                                6,667            67        50,433            --            --        50,500
  Acquisition of joint venture                             --            --       615,774            --            --       615,774
Net loss                                                   --            --            --    (1,908,475)           --    (1,908,475)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance December 31, 1997                           1,318,767        13,188    18,390,360   (14,168,724)           --     4,234,824

Net loss                                                   --            --            --    (1,531,317)           --    (1,531,317)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance December 31, 1998                           1,318,767        13,188    18,390,360   (15,700,041)           --     2,703,507

Net loss                                                   --            --            --      (501,926)           --      (501,926)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance December 31, 1999                           1,318,767        13,188    18,390,360   (16,201,967)           --     2,201,581

Donated loan from related party                            --            --     1,768,829            --            --     1,768,829
Net loss                                                   --            --            --    (1,943,155)           --    (1,943,155)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance December 31, 2000                           1,318,767   $    13,188    20,159,189   (18,145,122)           --     2,027,255
                                                  ===========   ===========   ===========   ===========   ===========   ===========

             See auditors' report and notes to financial statements.


--------------------------------------------------------------------------------
                                    Page F-9

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                        Cumulative
                                                                                                                        December 1,
                                                                                                                            1977
                                                                                                                        (Inception)
                                                                                          Years Ended                     through
                                                                                          December 31,                  December 31,
                                                                                   2000                 1999                2000
                                                                                -----------         -----------         -----------
Cash flows from operating activities:
 Net loss                                                                       $(1,943,155)           (501,926)        (18,145,122)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and depletion                                                         34,039              60,746           2,395,649
  Depreciation impairment loss                                                      (43,562)                 --             (43,562)
  Provision for uncollectible account                                                    --                  --             350,000
  Write down of mining and milling and the other
   property and equipment                                                           473,545             130,000           2,003,545
  Amortization of debt issuance expense                                                  --                  --             683,047
  Loss on sale of equipment                                                              --                  --             265,000
 Value of common stock issued for:
  Services and interest                                                                  --                  --           1,934,894
  Settlement of:
   Litigation                                                                            --                  --             100,000
   Claims by joint venture partner                                                       --                  --             936,000
  Compensation resulting from stock options granted                                      --                  --             311,900
  Value of stock options granted for services                                            --                  --             112,500
  Equity in net (income) loss of joint venture                                           --                  --             123,971
  Other                                                                                  --                  --              (7,123)
 Changes in operating assets and liabilities:
  Interest accrued on mining reclamation bonds                                       (2,740)             (2,414)            (14,756)
  Accounts payable and accrued expenses                                           1,135,236              34,885           2,086,501
  Payroll and other taxes                                                           (29,960)                 --             (29,960)
                                                                                -----------         -----------         -----------
   Net cash used in operating activities                                           (376,597)           (278,709)         (6,937,516)
                                                                                -----------         -----------         -----------

Cash flows from investing activities:
 Purchases and additions to mining, milling and other
  property and equipment                                                                 --                  --          (5,120,354)
 Purchases of mining reclamation bonds, net                                              --                  --            (125,000)
 Deferred mine development costs and other expenses                                      --                  --            (255,319)
                                                                                -----------         -----------         -----------
   Net cash used in investing activities                                                 --                  --          (5,500,673)
                                                                                -----------         -----------         -----------

             See auditors' report and notes to financial statements.


--------------------------------------------------------------------------------
                                   Page F-10

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                   Cumulative
                                                                                                   December 1,
                                                                                                      1977
                                                                                                   (Inception)
                                                                           Years Ended               through
                                                                           December 31,            December 31,
                                                                       2000            1999           2000
                                                                   -----------     -----------    -----------
Cash flows from financing activities:
 Issuance of:
  Common stock                                                              --              --      8,758,257
  Underwriter's stock warrants                                              --              --            100
 Commissions on sales of common stock                                       --              --       (381,860)
 Purchases of treasury stock                                                --              --        (12,500)
 Payments:
  Deferred underwriting costs                                               --              --        (63,814)
  Debt issuance expenses                                                    --              --       (164,233)
 Repayments:
  Other notes and loan payables                                             --              --       (120,000)
  Loans from affiliate                                                      --              --        (48,661)
 Proceeds:
  Exercise of stock options                                                 --              --        306,300
  Advances from joint venture partner                                       --              --        526,288
  Other notes and loans payable                                     (1,392,232)        278,709        489,546
  Donated loan                                                       1,768,829              --      1,768,829
  Loans from affiliate                                                      --              --         55,954
 Issuance of convertible debentures and notes                               --              --      1,505,000
 Advances to joint venture partner                                          --              --       (181,017)
                                                                   -----------     -----------    -----------

Net cash provided by financing activities                              376,597         278,709     12,438,189
                                                                   -----------     -----------    -----------

Increase (decrease) in cash                                                 --              --             --

Cash Beginning                                                              --              --             --

Cash Ending                                                                 --              --             --
                                                                   ===========     ===========    ===========

Supplemental disclosure of cash flow data -
 Interest paid                                                              --              --        299,868
                                                                   ===========     ===========    ===========

             See auditors' report and notes to financial statements.


--------------------------------------------------------------------------------
                                   Page F-11

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - BASIS OF PRESENTATION/GOING CONCERN UNCERTAINTY:

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As of December 31, 2000 and 1999, the Company had no cash balances, an accumulated deficit of $18,145,000 and $16,200,000, respectively and current liabilities of $2,266,300 and $2,553,300, respectively, and a working capital deficiency of $2,266,300 and $2,553,300, respectively. The Company was in default on the payment of the principal balances and accrued interest on certain notes and debentures (Notes 5, 6 and 7). In addition to the payable of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations or environmental matters (Note 8B), at a rate of approximately $25,000 per month during the year 2001 as based upon the year 2000 actual costs. Such matters raise substantial doubt as to the Company's ability to continue as a going concern.

     U.S. Mining Co. (USM), has verbally pledged to provide financing to the Company on an as needed basis through December 31, 2001. The funds will cover general, administrative and other costs. Additional funds will be needed to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

     There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM. In the event that the Company defaults on its obligations, USM may file suit for recovery of advances to the Company. Such actions would have a material adverse effect on the future operations of the Company.

     Substantially all of the $4,153,800 of plant and equipment included in the accompanying balance sheet as of December 31, 2000, is related to exploration properties. The ultimate realization of the Company's investment in such properties and equipment is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and future profitable production.


--------------------------------------------------------------------------------
                                   Page F-12

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Organization:

     WCM Capital, Inc. (formerly Franklin Consolidated Mining Co., Inc.) (Company), incorporated on December 1, 1976 under the laws of the State of Delaware, was formed to engage in the exploration, development and mining of precious and non-ferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and non-ferrous metal properties. The Company's principal mining properties are
     (i) the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine, and extract all minerals located in approximately 51 mining claims of which 28 are patented (Franklin Mines) and (ii) the Franklin Mill, a crushing and flotation mill which is located on the site of the Franklin Mines (Franklin Mill). The Company is an exploration stage enterprise as it did not generate any significant revenues through December 31, 2000.

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


--------------------------------------------------------------------------------
                                   Page F-13

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

     Mining, Milling and Other Property and Equipment:

     Recorded at costs incurred to acquire, explore, improve and develop mining and milling properties capitalized and amortized in relation to the production of estimated reserves. General exploration costs and costs to maintain the mineral rights and leases are expensed as incurred. Management periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records taken from previous mine operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside geologists, mine engineers, and consultants. When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

     Post-closure reclamation and site restoration costs are estimated based upon environmental and regulatory requirements and accrued over the life of the mine using the units-of-production method. Current expenditures relating to ongoing environmental and reclamation programs are expenses as incurred.

     Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the related assets.

     Impairment of Long-Lived Assets:

     The company has adopted the provisions of FASB Statement of Financial Accounting Standards No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). Under SFAS 121, impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company determined that due to certain restrictions associated with milling operations, sold the Gold Hill Mill Properties on June 5, 1998 in exchange for property and equipment with a market value of $725,000 and a 14% note receivable of $350,000. As of December 31, 1998 the $350,000 note was reduced to zero and a $200,000 impairment loss was


--------------------------------------------------------------------------------
                                   Page F-14

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

     Impairment of Long-Lived Assets (continued):

     taken against the $725,000 of equipment acquired. Additional impairment losses of $430,000 and $130,000 in 2000 and 1999 respectively were taken against the Company's mining, milling and other property and equipment.

     Revenue Recognition:

     Revenues, if any, from the possible sales of mineral concentrates will be recognized by the Company only upon receipt of final settlement funds from the smelter.

     Environmental Remediation Costs:

     Accrued based on estimates of known  environmental  remediation  exposures.
     Ongoing   environmental   compliance  costs,   including   maintenance  and
     monitoring costs are expensed as incurred.

     Income Taxes:

     Deferred income taxes are to be provided on transactions, which are reported in the financial statements in different periods than for income tax purposes. The Company utilized Financial Accounting Board Statement No. 109, "Accounting for Income Taxes," ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized (Note 9).


--------------------------------------------------------------------------------
                                   Page F-15

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

     Loss Per Common Share:

     The Company has adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Common stock equivalents have been excluded from the computations since the results would be anti-dilutive. Loses per share have been restated for prior periods to give effect to the reverse stock splits during 1999 (Note 10).

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

NOTE 3 - ACQUISITIONS OF MINING AND MILLING PROPERTIES:

     Joint Venture

     On December 26, 1976, the Company acquired Gold Developers and Producers Incorporated, a Colorado corporation which, prior to the acquisition, leased 28 patented mining claims from Audrey and David Hayden and Dorothy Kennec pursuant to a mining lease and option to purchase, dated November 12, 1976 (hereinafter referred to as "Hayden" and "Kennec"). In 1981, the Company commenced a rehabilitation program to extend and rehabilitate the shafts and tunnels in place at the Franklin Mines, install the Franklin Mill, and search for and delineate a commercial ore body. In 1983, the Company completed the Franklin Mill.


--------------------------------------------------------------------------------
                                   Page F-16

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 3 - ACQUISITIONS OF MINING AND MILLING PROPERTIES (continued):

     Gold Hill Mill:

     On July 3, 1996, the Company acquired the Gold Hill Mill from a wholly subsidiary of Gems, in exchange for an 8% mortgage note with an initial principal balance of $2,500,000. The Gold Hill Mill is a fully permitted milling facility located in Boulder, Colorado.

     At December 31, 1997, the Company reduced by $1,200,000 the carrying value of certain of the Gold Hill Mill assets to $1,340,000, which approximates management's estimate of fair value. All the Gold Hill assets were sold during 1998 (see Note 2).

NOTE 4 - MINING, MILLING AND OTHER PROPERTY AND EQUIPMENT:

     Consist of the following at December 31:

                                                     2000            1999
                                                  ----------      ---------
     Machinery and equipment                      $1,240,675      1,617,220
     Mine and mill improvements (a)                4,974,065      5,071,065
     Furniture and fixtures                           11,714         11,714
     Automotive equipment                             84,096         84,096
                                                  ----------      ---------
                                                   6,310,550      6,784,095
     Less: accumulated depreciation and
     depletion                                     2,156,738      2,166,261
                                                  ----------      ---------

                                                  $4,153,812      4,617,834
                                                  ==========      =========

     (a) The improvements and equipment were written down $430,000 and $130,000 in 2000 and 1999 (Note 2) based upon the independent appraisal of a qualified equipment appraiser.

     During the years ended December 31, 2000 and 1999, the Company expended $47,049 and $34,812, respectively, on environmental remediation costs and mine expense.


--------------------------------------------------------------------------------
                                   Page F-17

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 5 - NOTES PAYABLE - RELATED PARTY AND OTHERS:

     Due to related party and others consisting of the following at December 31, 2000 and 1999:

     12% unsecured demand notes due to the
     Company's former President and his
     affiliated entity                                             $142,718
     Secured promissory note (a)                                     60,000
     Unsecured promissory notes (b)                                  94,310
                                                                   --------
                                                                   $297,028
                                                                   ========

     (a) The outstanding principal balance of the note, payable on July 18, 1996 was defaulted. Collateralized by a subordinated security interest in the Company's mining reclamation bond. Interest is payable based on the rate of interest applicable to the mining reclamation bond (8% at December 31, 2000).

     (b) This principal amount represents four unsecured promissory notes. The Company assumed these obligations on Novembers 25, 1997, as part of the acquisition from USM. These notes were in default when assumed by the Company, and remain in default as of December 31, 2000, interest accrued at 17%.

          Accrued interest on the above notes at December 31, 2000 and 1999 aggregated approximately $45,744 and $27,575, respectively.

NOTE 6 - CONVERTIBLE DEBENTURES AND OTHER CONVERTIBLE DEBT:

     At December 31, 2000 and 1999 consists of:

     12.25% convertible debenture maturing
     December 31, 1994                                  $145,000

     As of December 31, 2000 and 1999, the Company was in default with respect to the principal balance of the debenture and accrued interest of approximately $102,000 and $84,000, respectively. As a result of its default, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debenture holders seeking immediate repayment of principal plus interest and other costs. Management cannot assure that funds will be available for the required payments or the effect will be of any actions brought by or on behalf of the debenture holders (Note 8c).


--------------------------------------------------------------------------------
                                   Page F-18

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 6 - CONVERTIBLE DEBENTURES AND OTHER CONVERTIBLE DEBT (continued):

     In September 1996, the Company acquired a 20% interest in Newmineco by issuing a 9.5% note payable of $600,000 to Gems, convertible to common stock at the Company's option on or after January 1, 1997. On February 10, 1997, the Company notified the assignees that it elected to convert the principal balance into 102,564 shares of common stock, as adjusted based on the conversation rate of $5.85, per share as adjusted. As a result of problems concerning permitting and various other issued related to the Mogul Mines, the purchase price was reduced to $150,000 on December 31, 1996 and to zero on December 31, 1997 (Note 3). The $450,000 (1996) and $150,000 (1997) reductions in the purchase price were effectuated through an equivalent reduction in the principal balance of an 8% mortgage notes payable to an affiliate of Gems by the Company.

NOTE 7 - NOTE PAYABLE - RELATED PARTY:

     The Company had an 8% promissory note balance of $955,756, at December 31, 1997, representing advances to the Company by an affiliated entity, POS Financial, Inc. (POS), a New Jersey corporation and obligations assumed in connection with the contributions of Joint Venture interest (Note 3). The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties. The note is subject to successive 30-day extensions throughout 1998 and 1999 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties because they are owned by a director of WCM and can exert significant influence over the Company. Additional amounts were loaned to the Company by USM during 1999 and 2000. The balance due on the note at December 31, 2000 aggregated $1,764,829 plus accrued interest of $328,040. The balance due on the note at December 31, 1999 aggregated $1,470,295 plus accrued interest of $198,745.

     This note was donated to the Company as of December 31, 2000 and is included as additional paid in capital. The accrued interest remains a liability of the Company.

     All royalty payments made under the Hayden/Kennec Leases were expenses as incurred and included in mine expenses and environmental remediation costs in the accompanying Statements of Operations.


--------------------------------------------------------------------------------
                                   Page F-19

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 8 - COMMITMENTS AND CONTINGENCIES:

     On November 13, 1997, Hayden entered into an agreement to sell the Hayden interests to USM for a purchase price of $75,000 (the "Hayden-USM Purchase Agreement"). The purchase price was evidenced by a note, due on February 2, 1998. Payment on the note has been extended until USM receives a report of clear title.

     Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to give Hayden mineral rights to some land parcels and will receive royalties whish will be expenses as incurred. As of December 31, 2000 USM had yet to received clear title but continued to make Purchase Agreement extension payments.

     Kennec receives on certain parcels of acreage a 50/50 split on land and mineral rights.

     All royalty payments made under the Hayden and Kennec agreements were expenses as incurred in mine expenses and environmental remediation costs in the accompanying Statement of Operations.

     The Company pays a monthly rental of $3,500 (on a month to month basis) for the office space, secretarial and other services provided to the Company pursuant to an oral agreement with a non-affiliate. Rent expense was $39,700 and $41,000 in 2000 and 1999, respectively. As of February 28, 2001, the Company has ceased renting office space.


--------------------------------------------------------------------------------
                                   Page F-20

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued):

     (b)  Environmental Matters:

     During 1999, inspections of the Franklin Mining properties revealed that certain drainage problems and substandard linings at the tailings disposal areas created potential hazards and that protection measures are required.

     The Company received a letter dated March 9, 2000 from the Colorado Division of Minerals and Geology (the "DMG") which sets forth the measures which must be taken by the Company to bring the site into compliance with groundwater regulations and to stabilize the tailings pond and site. In the event the Company completes all of the required actions by May 30, 2001, a Temporary Cessation order will be granted by DMG. In the event a Temporary Cessation is granted, no further reclamation work or mining work would be required for the duration of the Temporary Cessation, beyond basic maintenance and reclamation required to keep the site from further deterioration.

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


--------------------------------------------------------------------------------
                                   Page F-21

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued):

      (c)   Litigation (continued):

      (iii) On or about May 14, 1998, Redstone Securities Inc. ("Redstone") commenced an action against the Company in connection with an Investment Banking Agreement dated August 28, 1996, between Redstone and the Company. On or about July 31, 1998, the Company answered the complaint and filed a cross complaint against Redstone. In September 1999, the matter was settled whereby the Company agreed to lift the stop transfer order on the shares held by Redstone to allow Redstone the ability to sell those shares to an unqualified third party.

      (d)   NASDAQ Notification:

      During 1998 and 1999, the Company received notification letters from NASDAQ informing them that the Company's common stock was not in compliance with the NASDAQ small-cap market price requirement of $1.00, which became effective on February 23, 1998.

      In order to mitigate the minimum bid price requirement the Company effectuated reverse stock splits during 1998 and 1999 (Note 10). After each reverse split the Company's stock price remained above the $1.00 minimum bid price requirement for the necessary ten-day period.

      While the Company is currently in compliance with the minimum bid price requirement, there can be no assurance in the future that it will be able to maintain such compliance.


--------------------------------------------------------------------------------
                                   Page F-22

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 9 - INCOME TAXES:

     As of December 31, 2000, the Company had federal net operating loss carryforwards of approximately $11,836,000 available to reduce future federal taxable income, which, if not used, will expire at various dates through December 31, 2020. Changes in the ownership of the Company may subject these loss carryforwards to substantial limitations.

     The Company has offset the deferred tax attributable to the potential benefits from such net operating loss carryforwards and the reduction in carrying value by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. There are no other material temporary differences.

                                                      Deferred      Valuation
                                                      Tax Asset     Allowance
                                                     ----------     ---------
       Balance at December 31, 1998                  $4,509,000     4,509,000

       Increase in Federal net operating loss,
       year ended December 31, 1999                     210,000       210,000
                                                     ----------     ---------

       Balance at December 31, 1999                   4,719,000     4,719,000

       Increase in Federal net operating loss,
       year ended December 31, 2000                   1,384,000     1,384,000
                                                     ----------     ---------

       Balance at December 31, 2000                  $6,103,000     6,103,000
                                                     ==========     =========


--------------------------------------------------------------------------------
                                   Page F-23

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 10 - STOCKHOLDERS' EQUITY:

     (a)  Reverse Stock Splits:

          On May 26, 1998, the Company effectuated a twenty-five-for-one reverse stock split. On December 20, 1999, the Company effectuated a three-for-one reverse stock split. The accompanying financials give retroactive effect to these reverse stock splits.

     (b)  Common Stock Reserved for Issuance:

          At December 31, 2000 and 1999, there were 3,867 shares of common stock reserved for issuance upon the exercise of the 12.25% $145,000 convertible debentures (see Note 6).

     (c)  Issuance of Common Stock

          From December 1, 1997 (inception) through December 31, 2000, the Company issued common stock for:

          Cash, including net proceeds of $283,995
          from Public offering                                    355,648       $  8,758,256
          Exercise of stock options                                46,298            792,250
          Commissions of sales of common stock                         --           (451,483)
          Purchase and retirement of treasury stock                  (666)           (12,500)

          Non-cash, other than related parties:
              Services and property                               165,582          1,673,394
              Conversion of debentures and notes payable          246,107          2,648,820
              Stock options and stock warrants granted                 --             39,100
              Settlement of litigation and other                   13,710            100,000

          Non-cash, related parties:
              Services and property                                97,919            918,030
              Settlement of claims by related parties              80,000            936,000
              Donated related party loans                              --          1,768,829
              Repayment of related party loans                    314,169          3,001,681
                                                                ---------       ------------
                                                                1,318,767       $ 20,172,377
                                                                =========       ============


--------------------------------------------------------------------------------
                                   Page F-24

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

The Company retained Ehrenkrantz Sterling & Co. Certified Public Accountants as its independent auditors for fiscal year 1999.

On October 19, 2000, the Company notified Ehrenkrantz, Sterling & Co. Certified Public Accountants ("ESC") that it would no longer serve as its independent auditors. The decision to dismiss ESC was approved by the Board of Directors of the Company.

During the two most recent fiscal years of the Company, none of the reports of ESC on the financial statements of the Company contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to audit scope, or accounting principles; however, ESC has qualified or modified its reports on the financial statements of the Company as a going concern. During the two most recent fiscal years and any subsequent interim period preceding the dismissal of ESC, there were no disagreements between the Company and ESC concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would have caused ESC to make a reference to the subject matter thereof in its report had such disagreement not been resolved to the satisfaction of ESC.

The Company retained JH Cohen & Company as its independent auditors for fiscal year 2000. JH Cohen was the independent auditor for the Company through fiscal year 1997

On April 9, 2000, the Company notified JH Cohen & Company. Certified Public Accountants that it would no longer serve as its independent auditors. The decision to dismiss JH Cohen & Company was approved by the Board of Directors of the Company. JH Cohen was dismissed prior to issuing any reports on behalf of the Company. The Company retained Polakoff, Weismann, Leen, LLC as its independent auditors for fiscal year 2000.


--------------------------------------------------------------------------------

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act

Name                            Age          Position
----                            ---          --------

Robert Waligunda                55           Current President and Treasurer

Richard Brannon                 52           Vice-President-Secretary

George E. Otten                 75           Vice President

William C. Martucci             58           Director

William Wishinsky               36           Director

Casey Myhre                     35           Director

Vincent A. DeMartino            37           Director

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


--------------------------------------------------------------------------------

WILLIAM C. MARTUCCI From 1974 to the present, Mr. Martucci has served as president and chairman of United Grocers Clearing House, Inc., a privately held company he founded to serve the coupon redemption, fulfillment and promotional needs of manufacturers and retailers. In 1997 Mr. Martucci founded and is the sole director, officer and shareholder of Shoppers On Line that portal and web page for business-to-business and business to consumer products and services. Additionally, Mr. Martucci is the sole shareholder; director and president of U.S. Mining, Inc. ("USM") Mr. Martucci received a Bachelor of Science in Philosophy from Florida International University in 1973.

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

VINCENT A. DEMARTINO. Mr. DeMartino has been a Director of the Company since March 23, 2000. Since 1996, Mr. DeMartino has been Professional Sales Representative and District Trainer for TAP Pharmaceuticals Inc. Prior to 1996 Mr. DeMartino was account executive for Boston Group in New York and maintained brokerage accounts for customers with growth objectives and managed over one million dollars in assets. Mr. DeMartino attended Seton Hall University and received a Bachelors of Arts Degree in May 1989 and majored in criminal justice. He is also accredited with a Series 7 in 1963.

To the Company's knowledge and based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock ("Beneficial Owner") has filed any forms and reports required to be filed pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), during the fiscal year ended December 31, 2000; and no officer, director or Beneficial Holder has not submitted any representation letter to the Company stating that they are not subject to the filing requirements under Section 16 of the Exchange Act for fiscal year 2000.

Item 10. Executive Compensation

Except with respect to Mr. Brannon, no compensation has been awarded to, earned by, or paid to any of the named executives or directors of the Company during the fiscal year ended 2000 On or about June 1, 2000, the Company issued 169,750 shares of Common Stock to Richard Brannon. The shares were issued to Mr. Brannon for present and future services rendered in connection with the Company's mining business. These shares were originally issued in accordance with the exemption from registration under Section 4(2) of the Act and were subsequently registered by the Company on Form S-8 on or about June 6, 2000.


--------------------------------------------------------------------------------

On or about December 29, 2000, the Company entered into an Agreement with Mr. Brannon regarding the issuance of shares to him as compensation for services. Pursuant to the Agreement, the Company rescinded its agreement to issue shares in lieu of cash compensation to Mr. Brannon but acknowledged consulting fees of approximately $175,000 earned by Mr. Brannon from May 2000 through December 31, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)  Certain Beneficial Owners of Common Stock

None

(b)  Security Ownership of Management of Common Stock

The following table sets forth the beneficial ownership of shares of the Company's common stock as of March 15, 2001 for each (a) director, (b) executive officer, and (c) person who is known to be the beneficial owner of five percent or more of the outstanding shares of Common Stock and all directors and executive officers as a group.

Name and                                    Amount and            Percentage
Address of                                  Nature of              of Class
Beneficial                                  Beneficial
Owner (1)(6)                                Ownership

Robert L. Waligunda(3)                        856(4)                 .06
George E. Otten(2)                            -0-                    -0-
Richard Brannon (3)(5)
William C. Martucci(3)                        -0-                    -0-
William H. Wishinsky(3)                       -0-                    -0-
Casey Myhre(3)                                -0-                    -0-
Vincent A. DeMartino(3)                       -0-                    -0-
                                            -------                 -----

All Directors and Executive                   856                    .06%
Officers as a Group
----------
*Less than 1%

(1) Except as otherwise noted all shares are beneficially owned and the sole voting and investment power is held by persons indicated.

(2)  Former officer and/or director of the Company

(3)  Executive officer and/or director of the Company

(4)  Includes 400 shares pledged as collateral to a non-affiliate individual

(5) Does not reflect 169,750 shares of Common Stock issued to Brannon in May, 2000 but rescinded in December, 2000. (6) Does not include 159,369 shares of Common Stock issued to Joseph Laura in May, 2000 but rescinded in December, 2000.

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


--------------------------------------------------------------------------------

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

On November 13, 1997 USM entered into an agreement with Audrey Hayden to acquire her interest in the 28-patented claims comprising the Hayden/Kennec Leases. See
Item 2 - Property - Hayden/Kennec Leases.

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


--------------------------------------------------------------------------------

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

On October 19, 1998, the Company made a formal application to NASDAQ in accordance with Rule 4310(C)(25)(H)(ii) of the NASDAQ Stock Market for a waiver of the requirement that the Company call a meeting of its stockholders to approve the issuance of over 20% in the aggregate of its stock to USM at a price below market price. The rule allows for a waiver of this requirement when, among other things, a delay in securing stockholder approval would seriously jeopardize the financial viability of the Company. On or about October 24, 1998, the NASDAQ Stock Market contacted the Company and indicated that it was inclined to deny the Company's application unless additional information was submitted for review. The Company thereafter withdrew its application and re-opened negotiations with USM. The Company sought to continue discussions with Martucci in hopes of preventing a foreclosure on the USM Note. The Company was successful in convincing Martucci to continue funding the Company in hopes that the Company could begin operations and generate revenues to repay the USM Note

Mr. Martucci was elected to the Board of Directors of the Company in October,1998.

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


--------------------------------------------------------------------------------

On January 18, 2000, the Company, Martucci and USM entered into an agreement whereby the Company agreed to acquire USM in exchange for 7,473,013 shares of the Common Stock which is approximately 85% of the Company's common stock (the "Transaction"). The terms of this agreement were negotiated between Mr. Martucci and Mr. Waligunda and were approved by the Board of Directors of the Company. The agreement may be terminated by unanimous consent of the parties, in the event of a breach of the terms of the contract by any of the parties, in the event of an injunction preventing the closing or if the closing has not occurred on or before July 16, 2000. As a condition to closing, the Company must seek shareholder approval of the Transaction. In addition, the Company has agreed to grant Martucci piggyback and demand registration rights with respect to the shares he is to receive in the Transaction. The Company filed a proxy statement with respect to the Transaction shortly after the execution of the purchase agreement.

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

By June, 2000, it became clear that the proxy materials would not be cleared by the Commission prior to the July 16, 2000 expiration date of the purchase agreement. USM agreed to extend the contract through September 30, 2000. The Company was unable to obtain shareholder approval of the Transaction prior to September 30, 2000 and USM was not willing to grant any further extensions. As a result the purchase agreement expired.

Since the expiration of the purchase agreement, there have been no further negotiations between the Company and USM with respect to a possible business combination or other transaction. The Company has not made any payments to USM in satisfaction of its indebtedness, rather, USM has agreed and is continuing to fund the Company on a month-to-month basis. While USM has not notified the Company of its intention to foreclose on its note, there can be no assurance that the USM will do so in the future. Any actions concerning the foreclosure of the USM Note can have a serious adverse effect on the business of the Company.


--------------------------------------------------------------------------------

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

3.2       Amended  and  Restated   By-Laws  of  the  Company   (Incorporated  by
          reference, Annual Report on Form 10-K for Year Ended December 31, 1994, Exhibit 3.2.)

3.3 Amendment to the Certificate of Incorporation filed with the Secretary of State of Delaware on May 21, 1998. (Incorporated by reference, Annual Report on Form 10-KSB for Year Ended December 31, 1998).

3.4 Amendment to the Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 1998. (Incorporated by reference, Annual Report on Form 10-KSB for Year Ended December 31, 1998)

3.5 Amendment to the Certificate of Incorporation filed with the Secretary of State of Delaware on December 17, 1999. (Incorporated by reference, Annual Report on Form 10-KSB for Year Ended December 31, 1999)

4.1 Form of Indenture dated January 2, 1990 (Incorporated by reference, Registration Statement on Form S-1, File No. 33-31418, Exhibit 4.1.)

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


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

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

* Filed herewith

Reports on Form 8-K

     November 6, 2000 - dismissal of Ehrenkrantz Sterling & Co., LLC



--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WCM CAPITAL, INC.
                               (Formerly FRANKLIN CONSOLIDATED MINING CO., INC.)


                                /s/ Robert Waligunda
April 16, 2000                  --------------------------------------
                                Robert Waligunda, President/Treasurer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Waligunda
------------------------        President, Treasurer             April 16, 2001
    Robert Waligunda            and Director


/s/ Richard Brannon
------------------------        Vice President/Secretary         April 16, 2001
    Richard Brannon


/s/ George Otten
------------------------        Vice President                   April 16, 2001
    George Otten


/s/ William C. Martucci         Director                         April 16, 2001
------------------------
    William C. Martucci


/s/  Casey Meyer                Director                         April 16, 2001
------------------------
     Casey Meyer


/s/  William Wishinsky          Director                         April 16, 2001
------------------------
     William Wishinsky


/s/ Vincent A. DeMartino        Director                         April 16, 2001
------------------------
    Vincent A. DeMartino


--------------------------------------------------------------------------------
                                    Page 34