Form 10QSB/A
period 2001-03-31
WCM CAPITAL INC
filed 2001-05-15
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSBA

                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2001                  Commission File No. 0-9416

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

P.O. Box 344, Millburn, New Jersey                           07041
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area code           (212) 344-2828

The Number of Shares Outstanding of Common Stock
$.01 Par Value, at March 31, 2001                            1,318,767(1)

(1) Includes 169,750 shares and 153,690 shares issued to Richard Brannon and Joseph Laura in May, 2000 and thereafter rescinded in December, 2000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X]   No  [_]

                           ACCOUNTANT'S REVIEW REPORT

To the Board of Directors
WCM CAPITAL, INC.
New York, New York

     We have reviewed the accompanying Balance Sheet of WCM Capital, Inc. as of March 31, 2001 and the related Statements of Operation and Cash Flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. We did not audit the accumulated amounts from inception through December 31, 1999, which included an accumulated deficit of ($16,201,967) as of December 31, 1999. Those amounts were audited by other auditors whose report has been furnished to us and our opinion insofar as it relates to those accumulated amounts is based solely on the report of the other auditors. The financial statements of WCM Capital, Inc. as of December 31, 1999 were audited by other auditors whose report on those statements dated March 28, 2000 included an explanatory paragraph that described the going concern uncertainty discussed in Note 2 to the financial statements. All information included in these financial statements is the representation of the management of WCM Capital Inc.

     A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review and the reports of other auditors, we are not aware of any material modifications that should be made to the March 31, 2001 financial statements in order for them to be in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is an exploration stage enterprise whose operations have generated recurring losses and cash flow deficiencies from inception, and as of March 31, 2001, has a substantial working capital deficiency. As a result, it was in default with respect to payments on several notes and convertible debentures and is wholly dependent on outside funding to finance current operations. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  these
uncertainties.

     The financial statements for WCM Capital, Inc. for the period ended March 31, 2000 were reviewed by other accountants. Therefore, we do not make any representation or assurance about them.


                                                      POLAKOFF WEISMANN LEEN LLC

May 1, 2001

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                                  March 31,
                                                          ----------------------
                                                              2001        2000
                                                          ----------   ---------
Property and equipment -  at cost                         $6,310,550   6,784,095

   Less: Accumulated depreciation and amortization         2,156,738   2,179,709
                                                          ----------   ---------

          Net property and equipment                       4,153,812   4,604,386
                                                          ----------   ---------

Other assets -
Mining reclamation Bonds                                     140,455     137,701
                                                          ----------   ---------

          Total                                           $4,294,267   4,742,087
                                                          ==========   =========




             See auditors' report and notes to financial statements

                               WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                        March 31,
                                                               ---------------------------
                                                                   2001            2000
                                                               ------------    -----------
Current liabilities:
   Accounts payable and accrued expenses                       $  1,849,213        699,289
   Payroll and other taxes                                               --         29,960
   Convertible debentures                                           145,000        145,000
   Notes payable:                                                                       --
      Related companies and others                                  297,028        218,965
      U.S. Mining Inc. - related company                                 --      1,627,438
                                                               ------------    -----------

          Total current liabilities                               2,291,241      2,720,652
                                                               ------------    -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.01 per share; 40,000,000 shares
      authorized; 1,318,767 shares issued and outstanding            13,188         13,188
   Additional paid-in capital                                    20,191,090     18,390,360
   Deficit accumulated during the exploration stage             (18,201,252)   (16,382,113)
                                                               ------------    -----------

          Total stockholders' equity                              2,003,026      2,021,435
                                                               ------------    -----------

               Total                                           $  4,294,267      4,742,087
                                                               ============    ===========

            See auditors' report and notes to financial statements.

                               WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS



                                                                                     Cumulative
                                                                                     December 1,
                                                                                       1977
                                                                                    (Inception)
                                                             Three Months Ended      through
                                                                 March 31,           March 31,
                                                            2001          2000         2001
                                                       -----------    ----------    -----------
Revenues:
   Sales                                               $        --            --        876,082
   Interest income                                             699           685        554,548
   Other income                                                 --            --         79,397
                                                       -----------    ----------    -----------

           Total                                               699           685      1,510,027
                                                       -----------    ----------    -----------

Expenses:
   Mine expenses and environmental remediation costs            --           480      3,668,159
   Loss on sale/write down of mining and milling and                          --
      other property and equipment                              --            --      2,224,983
   Depreciation and depletion                                   --        13,447      2,395,649
   General and administrative                               40,911       126,768      7,718,265
   Interest                                                 15,918        40,137      1,542,026
   Amortization of debt issuance                                --            --        683,047
   Equity in net loss and settlement of claims
      of Joint Venture                                          --            --      1,059,971
   Other                                                        --            --        419,179
                                                       -----------    ----------    -----------

           Total                                            56,829       180,832     19,711,279
                                                       -----------    ----------    -----------

   Net loss                                            $   (56,130)     (180,147)   (18,201,252)
                                                       ===========    ==========    ===========

   Loss per common share                                     (0.05)        (0.14)
                                                       ===========    ==========

   Weighted average shares outstanding                   1,318,767     1,318,767
                                                       ===========    ==========


            See auditors' report and notes to financial statements.

                               WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                   Cumulative
                                                                                   December 1,
                                                                                      1977
                                                                                   (Inception)
                                                             Three Months Ended     through
                                                                  March 31,         March 31,
                                                              2001        2000        2001
                                                           --------    --------    -----------
Cash flows from operating activities:
   Net loss                                                $(56,130)   (180,147)   (18,145,122)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and depletion                                 --      13,447      2,395,649
      Depreciation impairment loss                               --          --        (43,562)
      Provision for uncollectible account                        --          --        350,000
      Write down of mining and milling and the other
         property and equipment                                  --          --      2,003,545
      Amortization of debt issuance expense                      --          --        683,047
      Loss on sale of equipment                                  --          --        265,000
   Value of common stock issued for:
      Services and interest                                      --          --      1,934,894
      Settlement of:
         Litigation                                              --          --        100,000
         Claims by joint venture partner                         --          --        936,000
      Compensation resulting from stock options granted          --          --        311,900
      Value of stock options granted for services                --          --        112,500
      Equity in net (income) loss of joint venture               --          --        123,971
      Other                                                      --          --         (7,123)
   Changes in operating assets and liabilities:
      Interest accrued on mining reclamation bonds             (699)       (685)       (14,756)
      Accounts payable and accrued expenses                  24,928      10,240      2,086,501
      Payroll and other taxes                                    --          --        (29,960)
                                                           --------    --------    -----------
         Net cash used in operating activities              (31,901)   (157,145)    (6,937,516)
                                                           --------    --------    -----------

Cash flows from investing activities:
   Purchases and additions to mining, milling and other
      property and equipment                                     --          --     (5,120,354)
   Purchases of mining reclamation bonds, net                    --          --       (125,000)
   Deferred mine development costs and other expenses            --          --       (255,319)
                                                           --------    --------    -----------
      Net cash used in investing activities                      --          --     (5,500,673)
                                                           --------    --------    -----------


            See auditors' report and notes to financial statements.

                               WCM CAPITAL, INC.

                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS





                                                                      Cumulative
                                                                      December 1,
                                                                         1977
                                                                      (inception)
                                                  Three Months Ended    through
                                                       March 31,       March 31,
                                                   2001      2000        2001
                                                  ------   -------   -----------
Cash flows from financing activities:
 Issuance of:
   Common stock                                       --        --     8,758,257
   Underwriter's stock warrants                       --        --           100
 Commissions on sales of common stock                 --        --      (381,860)
 Purchases of treasury stock                          --        --       (12,500)
 Payments:
   Deferred underwriting costs                        --        --       (63,814)
   Debt issuance expenses                             --        --      (164,233)
 Repayments:
   Other notes and loan payables                      --        --      (120,000)
   Loans from affiliate                               --        --       (48,661)
 Proceeds:
   Exercise of stock options                          --        --       306,300
   Advances from joint venture partner                --        --       526,288
   Other notes and loans payable                      --   157,145       489,546
   Donated loan                                       --        --     1,768,829
   Loans from affiliate                           31,901        --        55,954
 Issuance of convertible debentures and notes         --        --     1,505,000
 Advances to joint venture partner                    --        --      (181,017)
                                                  ------   -------   -----------

      Net cash provided by financing activities   31,901   157,145    12,438,189
                                                  ------   -------   -----------

Increase (decrease) in cash                           --        --            --

Cash Beginning                                        --        --            --

Cash Ending                                           --        --            --
                                                  ======   =======   ===========

Supplemental disclosure of cash flow data -
 Interest paid                                        --        --       299,868
                                                  ======   =======   ===========



            See auditors' report and notes to financial statements.

                                WCM CAPITAL INC.
                        (An EXPLORATION STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


NOTE A - BASIS OF PRESENTATION/GOING CONCERN UNCERTAINTY:

     The accompanying financial statements have been prepared assuming WCM Capital Inc. (The "Company") will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As of March 31, 2001 and 2000, the Company did not have any cash balances, an accumulated deficit of $18,201,000 and $16,382,000,
     respectively,   and  current  liabilities  of  $2,291,000  and  $2,721,000, respectively, and a working capital deficiency of $2,291,000 and $2,721,000, respectively. The Company was in default on the payment of the principal balances and accrued interest on certain notes and debentures (Notes E, F and G). In addition to the payable of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations or environmental matters (Note
     Hb), at a rate of approximately $25,000 per month during the year 2001 as based upon the year 2000 actual costs. Such matters raise substantial doubt as to the Company's ability to continue as a going concern.

     U.S. Mining Co. (USM), has verbally pledged to provide financing to the Company on an as needed basis through March 31, 2001. The funds will cover general, administrative and other costs. Additional funds will be needed to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

     There is no assurance that the Company will have adequate funds available to repay the funds advanced by USM. In the event that the Company defaults on its obligations, USM may file suit for recovery of advances. Such actions would have a material adverse effect on the future operations of the Company.

     Substantially all of the $4,153,800 of plant and equipment included in the accompanying balance sheet as of March 31, 2001, is related to exploration properties. The ultimate realization of the Company's investment in such properties and equipment is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and future profitable production.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Organization:

     The Company (formerly Franklin Consolidated Mining Co., Inc.), incorporated on December 1, 1976 under the laws of the State of Delaware, was formed to engage in the exploration, development and mining of precious and non-ferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and non-ferrous metal properties. The Company's principal mining properties are (i) the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine, and extract all minerals located in approximately 51 mining claims of which 28 are patented (Franklin Mines) and (ii) the Franklin Mill, a crushing and flotation mill which is located on the site of the Franklin Mines (Franklin Mill). The Company is an exploration stage enterprise, as it did not generate any significant revenues through March 31, 2001.

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

     Mining, Milling and Other Property and Equipment:

     Recorded at costs incurred to acquire, improve and develop mining and milling properties capitalized and amortized in relation to the production of estimated reserves. Exploration costs and costs to maintain the mineral rights and leases are expensed as incurred. Management periodically reviews the recoverability of the capitalized mineral properties and mining equipment and takes into consideration various information including, but not limited to, historical production records taken from previous mine operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside geologists, mine engineers, and consultants. When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

     Post-closure reclamation and site restoration costs are estimated based upon environmental and regulatory requirements and are accrued over the life of the mine using the units-of-production method. Current expenditures relating to ongoing environmental and reclamation programs are expenses as incurred.

     Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the related assets.

     Impairment of Long-Lived Assets:

     The company has adopted the provisions of FASB Statement of Financial Accounting Standards No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). Under SFAS 121, impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company, due to certain restrictions associated with milling operations, sold the Gold Hill Mill Properties on June 5, 1998 in exchange for property and equipment with a market value of $725,000 and a 14% note receivable of $350,000. As of December 31, 1998 this note was voided and a $200,000 impairment loss was taken against the $725,000 of equipment acquired. Additional impairment losses of $430,000 and $130,000 in 2000 and 1999 respectively were taken against the Company's mining, milling and other property and equipment.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

     Income Taxes:

     Deferred income taxes are to be provided on transactions, which are reported in the financial statements in different periods than for income tax purposes. The Company utilized Financial Accounting Board Statement No. 109, "Accounting for Income Taxes," ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized (Note I).

     Loss Per Common Share:

     The Company has adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Common stock equivalents have been excluded from the computations since the results would be anti-dilutive. Loses per share have been restated for prior periods to give effect to the reverse stock splits during 1999 (Note J).

     Fair Value of Financial Investments:

     The carrying amount of the Company's borrowings approximate fair value.

     Statement of Comprehensive Income:

     SFAS 130 "Reporting Comprehensive Income" prescribes standards for reporting comprehensive income and its components. Since the Company currently does not have any items of comprehensive income, a statement is not required.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE D - ACQUISITIONS OF MINING AND MILLING PROPERTIES:

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

     At December 31, 1997, the Company reduced by $1,200,000 the carrying value of certain of the Gold Hill Mill assets to $1,340,000, which approximates management's estimate of fair value. All the Gold Hill assets were sold during 1998 (see Note B).

NOTE D - MINING, MILLING AND OTHER PROPERTY AND EQUIPMENT:

      Consist of the following:                             March 31,
                                                   ------------------------
                                                       2001          2000
                                                   ----------     ---------
     Machinery and equipment                       $1,240,675     1,617,220
     Mine and mill improvements (a)                 4,974,065     5,071,065
     Furniture and fixtures                            11,714        11,714
     Automotive equipment                              84,096        84,096
                                                   ----------     ---------
                                                    6,310,550     6,784,095
     Less:  accumulated depreciation
            and depletion                           2,156,738     2,166,261
                                                   ----------     ---------

                                                   $4,153,812     4,617,834
                                                   ==========     =========

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE D - MINING, MILLING AND OTHER PROPERTY AND EQUIPMENT (continued):

     (a) The improvements and equipment were written down $430,000 and $130,000 in 2000 and 1999 respectively (Note B) based upon the independent appraisal of a qualified equipment appraiser.

          During the three months ended March 31, 2001 and 2000, the Company expended zero and $480, respectively, on environmental remediation costs and mine expense.

NOTE E - NOTES PAYABLE - RELATED PARTY AND OTHERS:

     Due to related party and others consisting of the following at March 31, 2001 and 2000:

     12% unsecured demand notes due to the
     Company's former President and his affiliated
     entity                                                        $142,718
     Secured promissory note (a)                                     60,000
     Unsecured promissory notes (b)                                  94,310
                                                                   --------
                                                                   $297,028
                                                                   ========

     (a) The outstanding principal balance of the note, payable on July 18, 1996 was defaulted. Collateralized by a subordinated security interest in the Company's mining reclamation bond. Interest is payable based on the rate of interest applicable to the mining reclamation bond (8% at March 31, 2001).

     (b) This principal amount represents four unsecured promissory notes. The Company assumed these obligations on Novembers 25, 1997, as part of the acquisition from USM. These notes were in default when assumed by the Company, and remain in default as of March 31, 2001, interest accrued at 17%.

     Accrued interest on the above notes at March 31, 2001 and 2000 aggregated approximately $91,000 and $71,000, respectively.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE F - CONVERTIBLE DEBENTURES AND OTHER CONVERTIBLE DEBT:

     At March 31, 2001 and 1999 consists of a $145,000 12.25% convertible debenture maturing December 31, 1994.

     As of March 31, 2001 and 1999, the Company was in default with respect to the principal balance of the debenture and accrued interest of approximately $107,000 and $88,000, respectively. As a result, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debenture holders seeking immediate repayment of principal plus interest and other costs. Management cannot assure that funds will be available for the required payments or the effect will be of any actions brought by or on behalf of the debenture holders (Note Ic).

     In September 1996, the Company acquired a 20% interest in Newmineco by issuing a 9.5% note payable of $600,000 to Gems, convertible to common stock at the Company's option on or after January 1, 1997. On February 10, 1997, the Company notified the assignees that it elected to convert the principal balance into 102,564 shares of common stock, as adjusted based on the conversation rate of $5.85, per share as adjusted. As a result of problems concerning permitting and various other issued related to the Mogul Mines, the purchase price was reduced to $150,000 on December 31, 1996 and to zero on December 31, 1997 (Note B). The $450,000 and $150,000 reductions in the purchase price in 1996 and 1997 respectively were effectuated through an equivalent reduction in the principal balance of an 8% mortgage notes payable to an affiliate of Gems by the Company.

NOTE G - NOTE PAYABLE - RELATED PARTY:

     The Company had an 8% promissory note outstanding with a balance of $955,756, at December 31, 1997, representing advances to the Company by an affiliated entity, POS Financial, Inc. (POS), a New Jersey corporation and obligations assumed in connection with the contributions of Joint Venture interest (Note B). The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties. The note is subject to successive 30-day extensions throughout 1998 and 1999 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties as they are owned by a director of WCM and can exert significant influence over the Company. Additional amounts were loaned to the Company by USM during 1999 and 2000. The balance due on the note at March 31, 2001 aggregated $1,764,829 plus accrued interest of $328,040. The balance due on the note at December 31, 1999 aggregated $1,470,295 plus accrued interest of $198,745.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


NOTE G - NOTE PAYABLE - RELATED PARTY (continued):

     This note was donated to the Company as of December 31, 2000 and is included as additional paid in capital. The accrued interest remains a liability of the Company. Additional amounts were loaned to the Company through March 31, 2001 and also donated as additional paid in capital.

     All royalty payments made under the Hayden/Kennec Leases were expensed as incurred and included in mine expenses and environmental remediation costs in the accompanying Statements of Operations.

NOTE H - COMMITMENTS AND CONTINGENCIES:

     (a)  Lease Agreement:

     On November 13, 1997, Hayden entered into an agreement to sell the Hayden interests to USM for a purchase price of $75,000 (the "Hayden-USM Purchase Agreement"). The purchase price was evidenced by a promissory note, due February 2, 1998. Payment on the note has been waived until USM receives a report of clear title.

     Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to give Hayden mineral rights to some land parcels and will receive royalties which will be expenses as incurred. As of March 31, 2001, USM had not received clear title but continued to make Purchase Agreement extension payments.

     Kennec receives a 50% share on land and mineral rights on certain parcels of acreage.

     All royalty payments made under the Hayden and Kennec agreements were expensed as incurred as mine expenses and environmental remediation costs in the accompanying Statement of Operations.

     The Company pays a monthly rental of $3,500 (on a month to month basis) for the office space, secretarial and other services provided to the Company pursuant to an oral agreement with a non-affiliate. As of February 28, 2001, the Company ceased its tenancy.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE H - COMMITMENTS AND CONTINGENCIES (continued):

     (b)  Environmental Matters:

     During 1999, inspections of the Franklin Mining properties revealed that certain drainage problems and substandard linings at the tailings disposal areas created potential hazards and that protection measures are required.

     The Company received a letter dated March 9, 2000 from the Colorado Division of Minerals and Geology (the "DMG") which set forth measures that must be taken to bring the site into compliance with groundwater regulations and to stabilize the tailings pond and site. In the event the Company completes all of the required actions by May 30, 2001, a Temporary Cessation order will be granted by DMG. In the event a Temporary Cessation is granted, no further reclamation work or mining work would be required for the duration of the Temporary Cessation, beyond basic maintenance and reclamation required to keep the site from further deterioration.

     (c) Litigation:

     The Company is involved in various litigation:

     (i) The Company and others were defendants in an action related to a dispute over fees for engineering consulting services. The parties settled this matter in September 1999 and litigation was discontinued.

     (ii) In September 1997, certain of the Company's 12.25% Convertible Debenture holders (see Note B) instituted an action against the Company for payment of approximately $42,500 principal amount of its 12.25% Convertible Debentures plus accrued and unpaid interest totaling approximately $13,000 and other costs and expenses related thereto. The Company answered the aforesaid complaint. A default judgment was entered against the Company in the amount of $42,500 plus interest, costs and disbursements. The Company and USM have been negotiating with the debenture holders without arriving at a settlement. The continued default could result in the Company being subject to additional legal proceedings. In addition, there is no assurance that funds will be available to cure the default or reach a settlement.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE I - COMMITMENTS AND CONTINGENCIES (continued):

    (iii) On or about May 14, 1998, Redstone Securities Inc. ("Redstone") commenced an action against the Company in connection with an Investment Banking Agreement dated August 28, 1996, between Redstone and the Company. On or about July 31, 1998, the Company answered the complaint and filed a cross complaint against Redstone. In September 1999, the matter was settled whereby the Company agreed to lift the stop transfer order on the shares held by Redstone allowing them the ability to sell those shares to an unqualified third party.

     (d)  NASDAQ Notification:

     During 1998 and 1999, the Company received notification letters from NASDAQ informing them that the Company's common stock was not in compliance with the NASDAQ small-cap market price requirement of $1.00, which became effective on February 23, 1998.

     In order to mitigate the minimum bid price requirement the Company effectuated reverse stock splits during 1998 and 1999 (Note J). After each reverse split the Company's stock price remained above the $1.00 minimum bid price requirement for the necessary ten-day period.

     While the Company is currently in compliance with the minimum bid price requirement, there can be no assurance in the future that it will be able to maintain such compliance.

NOTE I - INCOME TAXES:

     As of March 31, 2001, the Company had federal net operating loss carryforwards of approximately $11,876,000 available to reduce future federal taxable income, which, if not used, will expire at various dates through December 31, 2020. Changes in the ownership of the Company may subject these loss carryforwards to substantial limitations.

     The Company has offset the deferred tax attributable to the potential benefits from such net operating loss carryforwards and the reduction in carrying value by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. There are no other material temporary differences.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


NOTE I - INCOME TAXES (continued):


                                                                                   Deferred    Valuation
                                                                                  Tax Asset    Allowance
                                                                                 ----------   ---------
     Balance at December 31, 1998                                                $4,509,000   4,509,000

     Increase in Federal deferred tax asset, year ended December 31, 1999           210,000     210,000
                                                                                 ----------   ---------

     Balance at December 31, 1999                                                 4,719,000   4,719,000

     Increase in Federal deferred tax asset, year ended March 31, 2001              470,000     470,000

     Balance at March 31, 2001                                                    5,189,000   5,189,000

     Increase in Federal deferred tax asset, three months ended March 31, 2001       11,700      11,700
                                                                                 ----------   ---------

     Balance at March 31, 2001                                                   $5,200,700   5,200,700
                                                                                 ==========   =========


NOTE J - STOCKHOLDERS' EQUITY:

     (a)  Reverse Stock Splits:

          On May 26, 1998, the Company effectuated a twenty-five-for-one reverse stock split, and on December 20, 1999, a three-for-one reverse stock split. The accompanying financials give retroactive effect to these reverse stock splits.

     (b)  Common Stock Reserved for Issuance:

          At March 31, 2001 and 1999, there were 3,867 shares of common stock reserved for issuance upon the exercise of the 12.25% $145,000 convertible debentures (see Note F).

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


NOTE J - STOCKHOLDERS' EQUITY (continued):

     (c)  Issuance of Common Stock

          From December 1, 1997 (inception) through March 31, 2001, the Company issued common stock for:

                                                                         Shares         Amount
                                                                     ------------    ------------
     Cash, including net proceeds of $283,995 from Public offering        355,648    $  8,758,256

     Exercise of stock options                                             46,298         792,250

     Commissions of sales of common stock                                      --        (451,483)

     Purchase and retirement of 666 shares treasury stock                 (12,500)

     Non-cash, other than related parties:
       Services and property                                              165,582       1,673,394

       Conversion of debentures and notes payable                         246,107       2,648,820

       Stock options and stock warrants granted                                --          39,100

       Settlement of litigation and other                                  13,710         100,000

     Non-cash, related parties:
       Services and property                                               97,919         918,030

       Settlement of claims by related parties                             80,000         936,000

       Donated related party loans payable                                     --       1,768,829

       Repayment of related party loans                                   314,169       3,001,681
                                                                     ------------    ------------

                                                                        1,318,767    $ 20,172,377
                                                                     ============    ============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, Management believes that certain of the matters discussed in this Quarterly Report for the period ended March 31, 2001 are "forward looking risks and uncertainties which cause actual results to differ materially from those discussed herein including, but not limited, risks relating to changing economic conditions, change in price as disclosed in this Quarterly Report. The Company cautions readers that any such forward-looking statements are based upon management's current expectations and beliefs but are not guaranties of future performance. Actual results could differ materially from those expressed or implied in forward-looking statements.

Liquidity and Capital Resources

The Company had no active mining or milling operations during the first quarter ended March 31, 2001; however, the Company continued its efforts to bring the site into compliance with groundwater regulations and to stabilize the tailings ponds and site generally in anticipation of obtaining a grant of Temporary Cessation from the Division of Minerals and Geology of the State of Colorado ("DMG").

During the first quarter of 2000, we filed a notice with the DMG requesting that our permit be placed into Temporary Cessation. A Temporary Cessation is a limited period of non-production, which results when an operator plans to temporarily cease production for at least 180 days upon filing of a notice of such intent with the DMG. As a condition to granting the request, the Company must address certain issues with respect to groundwater and tailings disposal ponds. Thus, the Company's efforts have been focused on addressing these issues. We believe that we have adequately addressed the concerns of the DMG and expect that it will grant our application for Temporary Cessation in the second or third quarter of this year.

While we have actively sought to place our permit into Temporary Cessation, we remain hopeful that economically viable commercial mining operations at the Idaho Springs mining facilities can be conducted in the future. Given the current economic climate and our efforts concerning the Temporary Cessation order, it is highly unlikely that we the Company will begin operating in fiscal year 2001.

Management estimates that we will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations and interest, at the rate of approximately $25,000 per month for the remainder of 2001.

U.S. Mining Co. and its sole shareholder, William C. Martucci, has verbally pledged to provide financing to the Company on an as needed basis for purposes of meeting our general administrative and other costs until on or about December 31, 2001. The Company cannot assure, however, that USM will fulfill its commitment to fund the Company's operations through year-end 2001. The funds received from USM will cover the general, administrative and other costs approximated at $25,000 per month. Additional monies will be needed to ready the Franklin Mine and Milling properties for the commencement of extraction and milling and to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity should we decide to reactivate our permit.

There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM or that USM will fulfill its obligations to fund the Company through December 31, 2001. In the event that the Company defaults on its obligations, USM may foreclose on it security interest in the Company's assets. Such foreclosure actions by USM would have a material adverse effect on the future operations of the Company and the Company's ability to explore the Franklin Mines.

Results of Operations:

Three months ended March 31, 2001 Compared to Three Months Ended March 31, 2000

We had a net loss of $61,130 for the three months ended March 31 2001 as compared to a net loss of $180,147 during the same period in 2000.

Environmental remediation costs and mine expenses were $ Zero for the three months ended March 31, 2001 compared to $480 during the same period in 2000. This decrease was due to inactivity.

General and administrative expenses were $45,911 for the three months ended March 31, 2001 compared with $126,768 during the same period in 2000. This decrease resulted principally from decrease in legal and professional fees.

Interest expense was $15,918 during the three months ended March 31, 2001 as compared to $40,137 during the same period in 2000. This decrease was due to an apparent over accrual for 2000.

Three Months ended March 31, 2000 Compared to Three Months Ended March 31, 1999


The Company had a net loss of $180,147 for the three months ended March 31, 2000, as compared to a net loss of $81,196 during the same period in 1999.

Depreciation expenses increased from $6,677 in the three months ended March 31, 1999 to $13,467 for the three months ended March 31, 2000 as a result of recording of depreciation expense on idle equipment in the first quarter 2000.

Environmental remediation costs and mine expenses were $480 for the three months ended March 31, 2000 as compared to $14,677 during the same period in 1999. This decrease was due to lower levels of activities in the first quarter 2000.

General and administrative expenses were $126,768 for the three months ended March 31, 2000, compared with $25,642 during the same period in 1999. This increase resulted from an increase in legal and professional fees and other costs associated with the filing of our proxy statement and the reversal of accrued costs during the quarter ended March 31, 1998 of approximately $38,000.

Interest expense was $40,137 during the three months ended March 31, 2000, as compared to $34,599 during the same period in 1999. This increase was due to interest incurred on the US Mining Note.

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

In February 1998, USM entered into an Agreement with the Plaintiff Debenture holders agreeing to pay the Judgment plus certain additional costs in the event that the Company fails to pay the Judgment and USM consummates the Transaction with the Company. In the event that USM did not consummate the Transaction by July 12, 1998, USM agreed to pay the Plaintiff Debenture holders $5,100 for their Agreement not to enter the Judgment against the Company or pursue the inquest. Plaintiff Debenture holders agreed not to enter the Judgment against the Company until July 12, 1998 or until USM notifies them that it will not pursue the Transaction.

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

On November 2, 2000 American Stock Transfer and Trust Company served the Company with a summons, as Trustee under the Indenture dated January 2, 1990 to receive damages on behalf of the holders of the Company's 12-1/4% Convertible Debenture Holders in the amount of $142,000.00 plus interest and other fees. This action is as a result of the default on the Debentures described above and are separate and apart from the September 1997 action, which involves specific debenture holders. As of the date of this report, there have been no further developments with either proceeding.

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

NASDAQ Listing

On or about March 30, 2001, the Staff of the NASDAQ stock market notified the Company that our common stock failed to maintain a minimum bid price of $1.00 over the prior 30 trading days as required by Rule 4310(C)(4) of the NASDAQ SmallCap Marketplace Rules. On May 4, 2001, the Staff notified the Company of its determination that the our common stock had maintained a minimum bid price of $1.00 for at lease 10 consecutive trading days and is now in compliance with the Marketplace Rules. Accordingly, the Staff has closed the matter.

Although the Company is currently in compliance with the requirements for continued listing on the NASDAQ Small Cap Market, there can be no assurance that in the future the Company will maintain such compliance. Should this occur, our stock might be subject to delisting from the NASDAQ Small Cap Market. In such event, Management is hopeful that the Company's Common Stock will qualify for trading on the Over-The-Counter/Bulletin Board ("OTC") market and the Company will make every effort to include its Common Stock on the OTC in the event of a delisting by NASDAQ.

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

The Company's application for Temporary Cessation of its permit is still pending before the DMG and we expect our application to be granted in the second or third quarter of fiscal year 2001. While the Company continues its water monitoring activities and to work the DMG to obtain Temporary Cessation, there can be no assurance that our request will be granted. In the event that our application is denied, we will have to comply with more stringent requirements to keep our permit active. It is likely that we will be unable to continue rehabilitation and reclaimation work as required by the DMG due to our lack of funding. Failure to comply with any rules, regulations or orders of the DMG can result in citations, which, if remained uncorrected, will result in the loss of our mining permit and will have a material adverse effect on the Company as a whole.

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

                                                WCM CAPITAL, INC.

Date: May 11, 2001                              /s/ Robert Waligunda
                                                ---------------------------
                                                Robert Waligunda, President