Form 10QSB/A
period 2001-06-30
WCM CAPITAL INC
filed 2001-07-12
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSBA

                 Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended June 30, 2001                   Commission File No. 0-9416


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


P.O. Box 343, Millburn, New Jersey                           07041
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area code           (212) 344-2828


The Number of Shares Outstanding of Common Stock
$.01 Par Value, at June 30, 2001                             ___________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.


Yes    X                                                              No
    -------                                                              -------

                           ACCOUNTANT'S REVIEW REPORT

To the Board of Directors
WCM CAPITAL, INC.
New York, New York

     We have reviewed the accompanying Balance Sheet of WCM Capital, Inc. as of June 30, 2001 and the related Statements of Operation and Cash Flows for the six months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. We did not audit the accumulated amounts from inception through December 31, 1999, which included an accumulated deficit of ($16,201,967) as of December 31, 1999. Those amounts were audited by other auditors whose report has been furnished to us and our opinion insofar as it relates to those accumulated amounts is based solely on the report of the other auditors. The financial statements of WCM Capital, Inc. as of December 31, 1999 were audited by other auditors whose report on those statements dated March 28, 2000 included an explanatory paragraph that described the going concern uncertainty discussed in
Note 2 to the financial statements. All information included in these financial statements is the representation of the management of WCM Capital Inc.

     A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review and the reports of other auditors, we are not aware of any material modifications that should be made to the June 30, 2001 financial statements in order for them to be in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is an exploration stage enterprise whose operations have generated recurring losses and cash flow deficiencies from inception, and as of June 30, 2001, has a substantial working capital deficiency. As a result, it was in default with respect to payments on several notes and convertible debentures and is wholly dependent on outside funding to finance current operations. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  these
uncertainties.

     The financial statements for WCM Capital, Inc. for the period ended June 30, 2000 were reviewed by other accountants. Therefore, we do not make any representation or assurance about them.


                                        POLAKOFF WEISMANN LEEN LLC

July 3, 2001

                                WCM CAPITAL INC.
                        (An Exploration Stage Enterprise)

                                 BALANCE SHEETS

                                     ASSETS


                                                                        June 30,
                                                              ---------------------------
                                                                  2001            2000
                                                              ------------    -----------
Property and equipment -  at cost                             $  6,310,550      6,784,095

  Less: Accumulated depreciation and amortization                2,156,738      2,193,156
                                                              ------------    -----------

      Net property and equipment                                 4,153,812      4,590,939
                                                              ------------    -----------

Other assets -
Mining reclamation Bonds                                           141,154        138,386
                                                              ------------    -----------

      Total                                                   $  4,294,966      4,729,325
                                                              ============    ===========


             See auditors' report and notes to financial statements

                                WCM CAPITAL INC.
                        (An Exploration Stage Enterprise)

                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        June 30,
                                                              ---------------------------
                                                                  2001            2000
                                                              ------------    -----------
Current liabilities:
  Accounts payable and accrued expenses                       $  1,844,768        523,988
  Payroll and other taxes                                               --         29,960
  Convertible debentures                                           145,000        145,000
  Notes payable:
    Related companies and others                                   297,028        218,965
    U.S. Mining Inc. - related company                                  --      1,640,428
                                                              ------------    -----------

      Total current liabilities                                  2,286,796      2,558,341
                                                              ------------    -----------

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01 per share; 40,000,000 shares
    authorized; 1,318,767 shares issued and outstanding             13,188         13,188
  Additional paid-in capital                                    20,204,826     18,652,381
  Deficit accumulated during the exploration stage             (18,209,844)   (16,494,585)
                                                              ------------    -----------

    Total stockholders' equity                                   2,008,170      2,170,984
                                                              ------------    -----------

      Total                                                   $  4,294,966      4,729,325
                                                              ============    ===========


             See auditors' report and notes to financial statements

                                WCM CAPITAL INC.
                        (An Exploration Stage Enterprise)

                            STATEMENTS OF OPERATIONS


                                                                                  Cumulative
                                                                                  December 1,
                                                                                     1977
                                                                                  (Inception)
                                                           Six months ended         through
                                                                June 30,            June 30,
                                                         2001           2000          2001
                                                      -----------    ----------    -----------
Income:
  Sales                                               $        --            --        876,082
  Interest income                                           1,420         1,370        580,247
  Forgiveness to debt                                      24,978            --             --
  Other income                                                 --            --         79,397
                                                      -----------    ----------    -----------
        Total                                              26,398         1,370      1,535,726
                                                      -----------    ----------    -----------

Expenses:
  Mine expenses and environmental remediation costs            --        36,886      3,668,159
  Loss on sale/write down of mining and milling and
    other property and equipment                               --            --      2,224,983
  Depreciation and depletion                                   --        26,895      2,395,649
  General and administrative                               59,647       147,853      7,737,001
  Interest                                                 31,473        82,355      1,557,581
  Amortization of debt issuance                                --            --        683,047
  Equity in net loss and settlement of claims
    of Joint Venture                                           --            --      1,059,971
  Other                                                        --            --        419,179
                                                      -----------    ----------    -----------

        Total                                              91,120       293,989     19,745,570
                                                      -----------    ----------    -----------

Net loss                                              $   (64,722)     (292,619)   (18,209,844)
                                                      ===========    ==========    ===========

Loss per common share                                       (0.05)        (0.22)
                                                      ===========    ==========

Weighted average shares outstanding                     1,318,767     1,318,767
                                                      ===========    ==========


             See auditors' report and notes to financial statements

                                WCM CAPITAL INC.
                        (An Exploration Stage Enterprise)

                            STATEMENTS OF CASH FLOWS


                                                                                  Cumulative
                                                                                  December 1,
                                                                                     1977
                                                                                  (Inception)
                                                            Six months ended        through
                                                                June 30,            June 30,
                                                            2001        2000         2001
                                                          --------    --------    -----------
Cash flows from operating activities:
  Net loss                                                $(64,722)   (292,619)   (18,209,844)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and depletion                                --      26,895      2,395,649
      Depreciation impairment loss                              --          --        (43,562)
      Provision for uncollectible account                       --          --        350,000
      Write down of mining and milling and the other
        property and equipment                                  --          --      2,003,545
      Amortization of debt issuance expense                     --          --        683,047
      Loss on sale of equipment                                 --          --        265,000
  Value of common stock issued for:
    Services and interest                                       --          --      1,934,894
    Settlement of:
      Litigation                                                --          --        100,000
      Claims by joint venture partner                           --          --        936,000
    Compensation resulting from stock options granted           --          --        311,900
    Value of stock options granted for services                 --          --        112,500
    Equity in net (income) loss of joint venture                --          --        123,971
    Other                                                       --          --         (7,123)
  Changes in operating assets and liabilities:
    Interest accrued on mining reclamation bonds            (1,398)     (1,370)       (16,154)
    Accounts payable and accrued expenses                   20,483      96,960      2,106,984
    Payroll and other taxes                                     --          --        (29,960)
                                                          --------    --------    -----------
      Net cash used in operating activities                (45,637)   (170,134)    (6,983,153)
                                                          --------    --------    -----------

Cash flows from investing activities:
  Purchases and additions to mining, milling and other
    property and equipment                                      --          --     (5,120,354)
  Purchases of mining reclamation bonds, net                    --          --       (125,000)
  Deferred mine development costs and other expenses            --          --       (255,319)
                                                          --------    --------    -----------
      Net cash used in investing activities                     --          --     (5,500,673)
                                                          --------    --------    -----------


             See auditors' report and notes to financial statements

                                WCM CAPITAL INC.
                        (An Exploration Stage Enterprise)

                            STATEMENTS OF CASH FLOWS


                                                                                  Cumulative
                                                                                  December 1,
                                                                                     1977
                                                                                  (Inception)
                                                            Six months ended        through
                                                                June 30,            June 30,
                                                            2001        2000         2001
                                                          --------    --------    -----------
Cash flows from financing activities:
  Issuance of:
    Common stock                                                --          --      8,758,257
    Underwriter's stock warrants                                --          --            100
  Commissions on sales of common stock                          --          --       (381,860)
  Purchases of treasury stock                                   --          --        (12,500)
  Payments:
    Deferred underwriting costs                                 --          --        (63,814)
    Debt issuance expenses                                      --          --       (164,233)
  Repayments:
    Other notes and loan payables                               --          --       (120,000)
    Loans from affiliate                                        --          --        (48,661)
  Proceeds:
    Exercise of stock options                                   --          --        306,300
    Advances from joint venture partner                         --          --        526,288
    Other notes and loans payable                               --     170,134        489,546
    Donated loan                                            45,637          --      1,814,466
    Loans from affiliate                                        --          --         55,954
  Issuance of convertible debentures and notes                  --          --      1,505,000
  Advances to joint venture partner                             --          --       (181,017)
                                                          --------    --------    -----------

      Net cash provided by financing activities             45,637     170,134     12,483,826
                                                          --------    --------    -----------

Increase (decrease) in cash                                     --          --             --

Cash Beginning                                                  --          --             --

Cash Ending                                                     --          --             --
                                                          ========    ========    ===========

Supplemental disclosure of cash flow data -
  Interest paid                                                 --          --        299,868
                                                          ========    ========    ===========


             See auditors' report and notes to financial statements

                                WCM CAPITAL INC.
                        (An EXPLORATION STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


NOTE A - BASIS OF PRESENTATION/GOING CONCERN UNCERTAINTY:

     The accompanying financial statements have been prepared assuming WCM Capital Inc. (The "Company") will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As of June 30, 2001 and 2000, the Company did not have any cash balances, an accumulated deficit of $18,210,000 and $16,495,000,
     respectively,   and  current  liabilities  of  $2,287,000  and  $2,558,000, respectively, and a working capital deficiency of $2,287,000 and $2,558,000, respectively. The Company was in default on the payment of the principal balances and accrued interest on certain notes and debentures (Notes E, F and G). In addition to the payable of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations or environmental matters (Note
     Hb), at a rate of approximately $25,000 per month during the year 2001 as based upon the year 2000 actual costs. Such matters raise substantial doubt as to the Company's ability to continue as a going concern.

     U.S. Mining Co. (USM), has verbally pledged to provide financing to the Company on an as needed basis through June 30, 2001. The funds will cover general, administrative and other costs. Additional funds will be needed to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

     There is no assurance that the Company will have adequate funds available to repay the funds advanced by USM. In the event that the Company defaults on its obligations, USM may file suit for recovery of advances. Such actions would have a material adverse effect on the future operations of the Company.

     Substantially all of the $4,153,800 of plant and equipment included in the accompanying balance sheet as of June 30, 2001, is related to exploration properties. The ultimate realization of the Company's investment in such properties and equipment is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and future profitable production.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Organization:

     The Company (formerly Franklin Consolidated Mining Co., Inc.), incorporated on December 1, 1976 under the laws of the State of Delaware, was formed to engage in the exploration, development and mining of precious and non-ferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and non-ferrous metal properties. The Company's principal mining properties are (i) the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine, and extract all minerals located in approximately 51 mining claims of which 28 are patented (Franklin Mines) and (ii) the Franklin Mill, a crushing and flotation mill which is located on the site of the Franklin Mines (Franklin Mill). The Company is an exploration stage enterprise, as it did not generate any significant revenues through June 30, 2001.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


NOTE D - ACQUISITIONS OF MINING AND MILLING PROPERTIES:

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

NOTE D - MINING, MILLING AND OTHER PROPERTY AND EQUIPMENT:

     Consist of the following:

                                                           June 30,
                                                  -------------------------
                                                     2001           2000
                                                  ----------      ---------

     Machinery and equipment                      $1,240,675      1,617,220
     Mine and mill improvements (a)                4,974,065      5,071,065
     Furniture and fixtures                           11,714         11,714
     Automotive equipment                             84,096         84,096
                                                  ----------      ---------
                                                   6,310,550      6,784,095
     Less: accumulated depreciation
           and depletion                           2,156,738      2,193,156
                                                  ----------      ---------
                                                  $4,153,812      4,590,939
                                                  ==========      =========

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


NOTE D - MINING, MILLING AND OTHER PROPERTY AND EQUIPMENT (continued):

     (a) The improvements and equipment were written down $430,000 and $130,000 in 2000 and 1999 respectively (Note B) based upon the independent appraisal of a qualified equipment appraiser.

          During the three months ended June 30, 2001 and 2000, the Company expended zero and $480, respectively, on environmental remediation costs and mine expense.

NOTE E - NOTES PAYABLE - RELATED PARTY AND OTHERS:

     Due to related party and others consisting of the following at June 30, 2001 and 2000:

          12% unsecured demand notes due to the
          Company's former President and his
          affiliated entity                                   $142,718
          Secured promissory note (a)                           60,000
          Unsecured promissory notes (b)                        94,310
                                                              --------
                                                              $297,028
                                                              ========

     (a) The outstanding principal balance of the note, payable on July 18, 1996 was defaulted. Collateralized by a subordinated security interest in the Company's mining reclamation bond. Interest is payable based on the rate of interest applicable to the mining reclamation bond (8% at June 30, 2001).

     (b) This principal amount represents four unsecured promissory notes. The Company assumed these obligations on Novembers 25, 1997, as part of the acquisition from USM. These notes were in default when assumed by the Company, and remain in default as of June 30, 2001, interest accrued at 17%.

          Accrued interest on the above notes at June 30, 2001 and 2000 aggregated approximately $213,000 and $169,500, respectively.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


NOTE F - CONVERTIBLE DEBENTURES AND OTHER CONVERTIBLE DEBT:

     At June 30, 2001 and 2000 consists of a $145,000 12.25% convertible debenture maturing December 31, 1994.

     As of June 30, 2001 and 2000, the Company was in default with respect to the principal balance of the debenture and accrued interest of approximately $111,000 and $93,000, respectively. As a result, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debenture holders seeking immediate repayment of principal plus interest and other costs. Management cannot assure that funds will be available for the required payments or the effect will be of any actions brought by or on behalf of the debenture holders (Note Ic).

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

NOTE G - NOTE PAYABLE - RELATED PARTY:

     The Company had an 8% promissory note outstanding with a balance of $955,756, at December 31, 1997, representing advances to the Company by an affiliated entity, POS Financial, Inc. (POS), a New Jersey corporation and obligations assumed in connection with the contributions of Joint Venture interest (Note B). The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties. The note is subject to successive 30-day extensions throughout 1998 and 1999 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties as they are owned by a director of WCM and can exert significant influence over the Company. Additional amounts were loaned to the Company by USM during 1999 and 2000. The balance due on the note at June 30, 2001 aggregated $1,764,829 plus accrued interest of $328,040. The balance due on the note at December 31, 1999 aggregated $1,470,295 plus accrued interest of $198,745.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


NOTE G - NOTE PAYABLE - RELATED PARTY (continued):

     This note was donated to the Company as of December 31, 2000 and is included as additional paid in capital. The accrued interest remains a liability of the Company. Additional amounts were loaned to the Company through June 30, 2001 and also donated as additional paid in capital.

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

     Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to give Hayden mineral rights to some land parcels and will receive royalties which will be expenses as incurred. As of June 30, 2001, USM had not received clear title but continued to make Purchase Agreement extension payments.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


NOTE H - COMMITMENTS AND CONTINGENCIES (continued):

     (b) Environmental Matters:

     During 1999, inspections of the Franklin Mining properties revealed that certain drainage problems and substandard linings at the tailings disposal areas created potential hazards and that protection measures are required.

     The Company received a letter dated March 9, 2000 from the Colorado Division of Minerals and Geology (the "DMG") which set forth measures that must be taken to bring the site into compliance with groundwater regulations and to stabilize the tailings pond and site. In the event the Company completes all of the required actions by July 31, 2001, a Temporary Cessation order will be granted by DMG. In the event a Temporary Cessation is granted, no further reclamation work or mining work would be required for the duration of the Temporary Cessation, beyond basic maintenance and reclamation required to keep the site from further deterioration.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

NOTE I - INCOME TAXES:

     As of June 30, 2001, the Company had federal net operating loss carryforwards of approximately $11,876,000 available to reduce future federal taxable income, which, if not used, will expire at various dates through December 31, 2020. Changes in the ownership of the Company may subject these loss carryforwards to substantial limitations.

     The Company has offset the deferred tax attributable to the potential benefits from such net operating loss carryforwards and the reduction in carrying value by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. There are no other material temporary differences.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


NOTE I - INCOME TAXES (continued):

                                                    Deferred
                                                    Valuation
                                                    Tax Asset     Allowance
                                                    ----------    ---------
     Balance at December 31, 1998                   $4,509,000    4,509,000

     Increase in Federal deferred tax
     asset, year ended December 31, 1999               210,000      210,000
                                                    ----------    ---------
     Balance at December 31, 1999                    4,719,000    4,719,000

     Increase in Federal deferred tax
     asset, year ended December 31, 2000               470,000      470,000
                                                    ----------    ---------

     Balance at December 31, 2000                    5,189,000    5,189,000

     Increase in Federal deferred tax
     asset, six months ended June 30, 2001              17,000       17,000
                                                    ----------    ---------

     Balance at June 30, 2001                       $5,206,000    5,206,000
                                                    ==========    =========

NOTE J - STOCKHOLDERS' EQUITY:

     (a)  Reverse Stock Splits:

          On May 26, 1998, the Company effectuated a twenty-five-for-one reverse stock split, and on December 20, 1999, a three-for-one reverse stock split. The accompanying financials give retroactive effect to these reverse stock splits.

     (b)  Common Stock Reserved for Issuance:

          At June 30, 2001 and 2000, there were 3,867 shares of common stock reserved for issuance upon the exercise of the 12.25% $145,000 convertible debentures (see Note F).

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


NOTE J - STOCKHOLDERS' EQUITY (continued):

     (c)  Issuance of Common Stock

          From December 1, 1997 (inception) through June 30, 2001, the Company issued common stock for:

                                                     Shares           Amount
                                                  ------------    ------------
          Cash, including net proceeds of
          $283,995 from Public offering                355,648    $  8,758,256

          Exercise of stock options                     46,298         792,250

          Commissions of sales of common
          stock                                             --        (451,483)

          Purchase and retirement of 666
          shares treasury stock                           (666)        (12,500)

          Non-cash, other than related parties:

            Services and property                      165,582       1,673,394

            Conversion of debentures and
            notes payable                              246,107       2,648,820

            Stock options and stock warrants
            granted                                         --          39,100

            Settlement of litigation and other          13,710         100,000

          Non-cash, related parties:

            Services and property                       97,919         918,030

            Settlement of claims by related
            parties                                     80,000         936,000

            Donated related party loans
            payable                                         --       1,814,466

            Repayment of related party loans           314,169       3,001,681
                                                  ------------    ------------

                                                     1,318,767    $ 20,218,014
                                                  ============    ============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, Management believes that certain of the matters discussed in this Quarterly Report for the period ended June 30, 2001 are "forward looking risks and uncertainties which cause actual results to differ materially from those discussed herein including, but not limited, risks relating to changing economic conditions, change in price as disclosed in this Quarterly Report. The Company cautions readers that any such forward-looking statements are based upon management's current expectations and beliefs but are not guaranties of future performance. Actual results could differ materially from those expressed or implied in forward-looking statements.

Liquidity and Capital Resources

The Company had no active mining or milling operations during the second quarter ended June 30, 2001; however, the Company continued its efforts to bring the site into compliance with groundwater regulations and to stabilize the tailings ponds and site generally in anticipation of obtaining a grant of Temporary Cessation from the Division of Minerals and Geology of the State of Colorado ("DMG").

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

Results of Operations:

Six months ended June 30, 2001 Compared to Six Months Ended June 30, 2000

We had a net loss of $64,722 for the six months ended June 30, 2001 as compared to a net loss of $292,619 during the same period in 2000.

Environmental remediation costs and mine expenses were $Zero for the six months ended June 30, 2001 compared to $46,986 during the same period in 2000. This decrease was due to inactivity.

General and administrative expenses were $59,647 for the six months ended June 30, 2001 compared with $147,853 during the same period in 2000. This decrease resulted principally from decrease in legal and professional fees.

Interest expense was $31,473 during the six months ended June 30, 2001 as compared to $82,355 during the same period in 2000. This decrease was due to an apparent over-accrual for 2000.

Six Months ended June 30, 2000 Compared to Six Months Ended June 30, 1999

The Company had a net loss of $292,619 for the six months ended June 30, 2000, as compared to a net loss of $177,981 during the same period in 1999.

Depreciation expenses increased from $13,354 in the six months ended June 30, 1999 to $26,895 for the six months ended June 30, 2000 as a result of recording of depreciation expense on idle equipment in the first quarter 2000.

Environmental remediation costs and mine expenses were $36,886 for the six months ended June 30, 2000 as compared to $25,593 during the same period in 1999.

General and administrative expenses were $147,853 for the six months ended June 30, 2000, compared with $69,424 during the same period in 1999. This increase resulted from an increase in legal and professional.

Interest expense was $82,355 during the six months ended June 30, 2000, as compared to $70,681 during the same period in 1999. This increase was due to interest incurred on the US Mining Note.

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

The Company's application for Temporary Cessation of its permit is still pending before the DMG and we expect our application to be granted in the third or fourth quarter of fiscal year 2001. While the Company continues its water monitoring activities and to work the DMG to obtain Temporary Cessation, there can be no assurance that our request will be granted. In the event that our application is denied, we will have to comply with more stringent requirements to keep our permit active. It is likely that we will be unable to continue rehabilitation and reclaimation work as required by the DMG due to our lack of funding. Failure to comply with any rules, regulations or orders of the DMG can result in citations, which, if remained uncorrected, will result in the loss of our mining permit and will have a material adverse effect on the Company as a whole.

Item 6. Exhibits and Reports on Form 8-K (all filed in original filing)

     A.   Exhibits

     B.   Reports on Form 8-K

          NONE

                                    SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WCM CAPITAL, INC.


                                        /s/  Robert Waligunda
Date: July 11, 2001                     --------------------------------------
                                        Robert Waligunda, President