Form 10QSB/A
period 2001-09-30
WCM CAPITAL INC
filed 2001-11-21
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSBA

                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

  For the Quarter Ended September 30, 2001         Commission File No. 0-9416

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

P.O. Box 343, Millburn, New Jersey                                  07041
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area code              (212) 344-2828

The Number of Shares Outstanding of Common Stock
$.01 Par Value, at September 30, 2001                              1,318,767

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X]                                        No  [ ]

                           ACCOUNTANT'S REVIEW REPORT

To the Board of Directors
WCM CAPITAL, INC.
Springfield, New Jersey

     We have reviewed the accompanying Balance Sheet of WCM Capital, Inc. as of September 30, 2001 and the related Statement of Operations and Cash Flows for the nine months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. We did not audit the accumulated amounts from inception through December 31, 1997, which included an accumulated deficit of ($18,638,659) as of December 31, 1997. Those amounts were audited by other auditors whose reports have been furnished to us and our opinion insofar as it relates to those accumulated amounts is based solely on the report of the other auditors. The financial statements of WCM Capital, Inc. as of December 31, 1997 were audited by other auditors whose report on those statements dated November 14, 2000 included an explanatory paragraph that described the going concern uncertainty discussed in Note 2 to the financial statements. All information included in these financial statements is the representation of the management of WCM Capital Inc.

     A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review and the reports of other auditors, we are not aware of any material modifications that should be made to the September 30, 2001 financial statements in order for them to be in conformity with generally accepted accounting principles with the following exceptions.

     The Security and Exchange Commission has determined that the financial statements for the years ended December 31, 1998 through 1999 were considered unaudited. Therefore, the years 1998 through 1999 are presently being audited by IWA Financial Consulting LLC and the final statements for the year ended December 31, 2000 audited by Polakoff Weismann Leen LLC are being amended, as are the financial statements for the quarters ended March 31, 2001 and June 30, 2001. It cannot be determined at this date whether the financial statements being audited or reviewed will affect the review for the quarter ending September 30, 2001. Therefore, the financial statements for the quarter ending September 30, 2001 are subject to change.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is an exploration stage enterprise whose operations have generated recurring losses and cash flow deficiencies from inception, and as of September 30, 2001, has a substantial working capital deficiency. As a result, it was in default with respect to payments on several notes and convertible debentures and is wholly dependent on outside funding to finance current operations. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  these
uncertainties.

     The financial statements for WCM Capital, Inc. for the period ended September 30, 2000 were reviewed by other accountants. Therefore, we do not make any representation or assurance about them.

                                                    IWA FINANCIAL CONSULTING LLC
November 15, 2001

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                                September 30,
                                                            --------------------
                                                              2001         2000
                                                            --------     -------
Property and equipment -  at cost                           $525,000     525,000

   Less: Accumulated depreciation and amortization           144,375      91,875
                                                            --------     -------

          Net property and equipment                         380,625     433,125
                                                            --------     -------

Other assets -
   Mining reclamation bonds                                  141,853     139,071
                                                            --------     -------

          Total                                             $522,478     572,196
                                                            ========     =======


            See auditors' reports and notes to financial statements

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    September 30,
                                                                 2001           2000
                                                             ------------    -----------
Current liabilities:
 Accounts payable and accrued expenses                       $  1,877,141        863,118
 Payroll and other taxes                                                              --
 Convertible debentures                                           145,000        145,000
 Notes payable:
  Related companies and others                                    297,029        218,965
  U.S. Mining Inc. - related company                               72,814      1,721,855
                                                             ------------    -----------

     Total current liabilities                                  2,391,984      2,948,938
                                                             ------------    -----------

Commitments and contingencies

Stockholders' equity:
 Common stock, par value $.01 per share; 40,000,000 shares
  authorized; 1,318,767 shares issued and outstanding              13,188         13,188
 Additional paid-in capital                                    18,390,360     18,390,360
 Deficit accumulated during the exploration stage             (20,273,054)   (20,780,290)
                                                             ------------    -----------

     Total stockholders' equity                                (1,869,506)    (2,376,742)
                                                             ------------    -----------

        Total                                                $    522,478        572,196
                                                             ============    ===========


            See auditors' reports and notes to financial statements

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                             Cumulative
                                                                                                             December 1,
                                                                                                                1977
                                                                                                             (Inception)
                                                         Nine months ended          Three months ended         through
                                                           September 30,               September 30,        September 30,
                                                        2001          2000          2001         2000            2001
                                                    -----------    ----------    ----------    ----------    -----------
Revenues:
 Sales                                               $        --            --            --            --        876,082
 Interest income                                           2,098         2,055           700           685        555,946
 Forgiveness of debt                                          --            --            --            --      1,768,829
 Other income                                                 --            --            --            --         79,397
                                                     -----------    ----------    ----------    ----------    -----------

       Total                                               2,098         2,055           700           685      3,280,254
                                                     -----------    ----------    ----------    ----------    -----------

Expenses:
 Mine expenses and environmental remediation costs         5,585        48,258         5,585        11,372      3,673,744
 Write down of inventories                                    --            --            --            --        223,049
 Loss on sale/write down of mining, milling and
  other property and equipment                                --            --            --                    6,113,901
 Depreciation and depletion                               39,375        39,375        13,125        13,125      2,054,918
 General and administrative                               73,334       221,952        13,687        74,099      7,750,687
 Interest                                                 46,753       125,460        15,280        43,105      1,572,861
 Amortization of debt issuance                                --            --            --                      683,047
 Loss on settlement of litigation                             --            --            --            --        100,000
 Loss on sale of property                                     --            --            --            --        225,000
 Equity in net loss and settlement of claims
  of Joint Venture                                            --            --            --                    1,059,971
 Other                                                        --            --            --            --         96,130
                                                     -----------    ----------    ----------    ----------    -----------

       Total                                             165,047       435,045        47,677       141,701     23,553,308
                                                     -----------    ----------    ----------    ----------    -----------

Net loss                                             $  (162,949)     (432,990)      (46,976)     (141,016)   (20,273,054)
                                                     ===========    ==========    ==========    ==========    ===========

Loss per common share                                $     (0.12)        (0.33)        (0.04)        (0.11)
                                                     ===========    ==========    ==========    ==========

Weighted average shares outstanding                    1,318,767     1,318,767     1,318,767     1,318,767
                                                     ===========    ==========    ==========    ==========


            See auditors' reports and notes to financial statements

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                  Cumulative
                                                                                  December 1,
                                                                                     1977
                                                                                  (Inception)
                                                           Nine months ended        through
                                                              September 30,      September 30,
                                                            2001        2000          2001
                                                         ---------    --------    -----------
Cash flows from operating activities:
 Net loss                                                $(162,949)   (432,990)   (20,273,054)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and depletion                                39,375      39,375      2,054,918
  Forgiveness of debt                                           --          --     (1,768,829)
  Provision for uncollectible account                           --          --        350,000
  Write down of mining, milling and the other
   property and equipment                                       --          --      6,113,901
  Amortization of debt issuance expense                         --          --        683,047
  Loss on sale of equipment                                     --          --        225,000
Value of common stock issued for:
  Services and interest                                         --          --      1,934,894
  Settlement of:
   Litigation                                                   --          --        100,000
   Claims by joint venture partner                              --          --        936,000
  Compensation resulting from stock options granted             --          --        311,900
  Value of stock options granted for services                   --          --        112,500
  Equity in net loss of joint venture                           --          --        123,971
  Other                                                         --          --         (7,123)
Changes in operating assets and liabilities:                    --
  Interest accrued on mining reclamation bonds              (2,097)     (2,055)       (16,853)
  Accounts payable and accrued expenses                     52,857     144,110      2,139,358
  Payroll and other taxes                                       --          --        (29,960)
                                                         ---------    --------    -----------
    Net cash used in operating activities                  (72,814)   (251,560)    (7,010,330)
                                                         ---------    --------    -----------

Cash flows from investing activities:
 Purchases and additions to mining, milling and other
   property and equipment                                       --          --     (5,120,354)
 Purchases of mining reclamation bonds, net                     --          --       (125,000)
 Deferred mine development costs and other expenses             --          --       (255,319)
                                                         ---------    --------    -----------
    Net cash used in investing activities                       --          --     (5,500,673)
                                                         ---------    --------    -----------


            See auditors' reports and notes to financial statements

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                           Cumulative
                                                                           December 1,
                                                                              1977
                                                                           (inception)
                                                  Nine months ended         through
                                                    September 30,         September 30,
                                                   2001       2000            2001
                                                ---------   ---------     -------------
Cash flows from financing activities:
  Issuance of:
   Common stock                                        --          --       8,758,257
   Underwriter's stock warrants                        --          --             100
  Commissions on sales of common stock                 --          --        (381,860)
  Purchases of treasury stock                          --          --         (12,500)
  Payments:
   Deferred underwriting costs                         --          --         (63,814)
   Debt issuance expenses                              --          --        (164,233)
  Repayments:
   Other notes and loan payables                       --          --        (120,000)
   Loans from affiliate                                --          --         (48,661)
  Proceeds:
   Exercise of stock options                           --          --         306,300
   Advances from joint venture partner                 --          --         526,288
   Other notes and loans payable                   72,815     251,560       2,331,189
   Loans from affiliate                                --          --          55,954
  Issuance of convertible debentures and notes         --          --       1,505,000
  Advances to joint venture partner                    --          --        (181,017)
                                                ---------    --------      ----------

    Net cash provided by financing activities      72,815     251,560      12,511,003
                                                ---------    --------      ----------

Increase (decrease) in cash                            --          --              --

Cash Beginning                                         --          --              --
                                                =========    ========      ==========

Cash Ending                                            --          --              --
                                                =========    ========      ==========

Supplemental disclosure of cash flow data -
 Interest paid                                         --          --         299,868
                                                =========    ========      ==========


            See auditors' reports and notes to financial statements

                                WCM CAPITAL INC.
                        (An EXPLORATION STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE A - BASIS OF PRESENTATION/GOING CONCERN UNCERTAINTY:

          The accompanying financial statements have been prepared assuming WCM Capital Inc. (The "Company") will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As of September 30, 2001 and 2000, the Company did not have any cash balances, an accumulated deficit of $20,273,054 and $20,780,290, respectively, and current liabilities of $2,391,983 and $2,948,938, respectively, and a working capital deficiency of $2,391,983 and $2,948,938, respectively. The Company was in default on the payment of the principal balances and accrued interest on certain notes and debentures (Notes E, F and G). In addition to the payable of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations or environmental matters (Note Hb), at a rate of approximately $25,000 per quarter during the year 2001 as based upon the year 2000 actual costs. Actual relative expenses thereto have been $4,000 a quarter. Such matters raise substantial doubt as to the Company's ability to continue as a going concern.

          U.S. Mining Co. (USM) has verbally pledged to provide financing to the Company on an as needed basis through September 30, 2001. The funds covered general, administrative and other costs. Additional funds would be needed to support the extraction and milling processes if they commenced, and to upgrade the processing facilities to allow for a possible increase in ore processing capacity.

          There is no assurance that the Company will have adequate funds available to repay the funds advanced by USM. In the event the Company defaults on these obligations, USM could file suit for recovery of advances. Such actions would have a materially adverse effect on the possible future operations of the Company.

          Substantially all of the plant and equipment is related to exploration properties. The ultimate realization of the Company's investment in such properties and equipment is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and future profitable production. Accordingly, it has been determined that these assets will not realize any future profitable production, therefore, with the exception of the Gold Hill Mill, as noted in Note B and D, substantially all other assets have been written off as impaired.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Organization:

          The Company (formerly Franklin Consolidated Mining Co., Inc.), incorporated on December 1, 1976 under the laws of the State of Delaware, was formed to engage in the exploration, development and mining of precious and non-ferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and non-ferrous metal properties. The Company's principal mining properties are (i) the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine, and extract all minerals located in approximately 51 mining claims of which 28 are patented (Franklin Mines) and (ii) the Franklin Mill, a crushing and flotation mill which is located on the site of the Franklin Mines (Franklin Mill). The Company is an exploration stage enterprise, as it did not generate any significant revenues through September 30, 2001.

          Accounting Estimates:

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

          Post-closure reclamation and site restoration costs are estimated based upon environmental and regulatory requirements and are amortized over the life of the mine using the units-of-production method. Current expenditures relating to ongoing environmental and reclamation programs are expenses as incurred.

          Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the related assets.

          Impairment of Long-Lived Assets:

          The company has adopted the provisions of FASB Statement of Financial Accounting Standards No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS
          121). Under SFAS 121, impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company, due to certain restrictions associated with milling operations, sold the Gold Hill Mill Properties on June 5, 1998 in exchange for property and equipment with a market value of $725,000 and a 14% note receivable of $350,000. As of December 31, 1998, this note was voided and a $200,000 impairment loss was taken against the $725,000 of equipment acquired. All other property and equipment were considered impaired as of December 31, 1997, for a total impairment loss of $5,913,901.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

          At December 31, 1997, the Company reduced by $1,200,000 the carrying value of certain of the Gold Hill Mill assets to $1,300,000, which approximates management's estimate of fair value. All the Gold Hill assets were sold during 1998 (see Note B).

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE E - NOTES PAYABLE - RELATED PARTY AND OTHERS:

          Due to related party and others consisting of the following at September 30:

                                                            2001       2000
                                                          --------    ------
          12% unsecured demand notes due to the
          Company's former President and his affiliated
          entity                                          $142,718    71,965
          Secured promissory note (a)                       60,000    60,000
          Unsecured promissory notes (b)                    94,310    87,000
                                                          --------   -------
                                                          $297,028   218,965
                                                          ========   =======

          (a) The outstanding principal balance payable on July 18, 1996 was defaulted. Collateralized by a subordinated security interest in the Company's mining reclamation bonds. Interest is payable based on the rate of interest applicable to the mining reclamation bond (8% at September 30, 2001).

          (b) This principal amount represents four unsecured promissory notes. The Company assumed these obligations on Novembers 25, 1997, as part of the acquisition from USM. These notes were in default at this time and remained in default as of September 30, 2001; interest accrued at 17%.

          Accrued interest on the above notes at September 30, 2001 and 2000 aggregated approximately $113,000 and $81,000, respectively.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE F - CONVERTIBLE DEBENTURES AND OTHER CONVERTIBLE DEBT:

          At September 30, 2001 and 2000 consisted of a $145,000 12.25% convertible debenture, which matured December 31, 1994.

          As of September 30, 2001 and 2000, the Company was in default with respect to the principal balance of the debenture and accrued interest of approximately $116,000 and $98,000, respectively. As a result, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or by debenture holders seeking repayment of principal plus interest and other costs. Management cannot assure that funds will be available for the required payments or the effect of any actions brought by or on behalf of the debenture holders (Note Ic).

          In September 1996, the Company acquired a 20% interest in Newmineco by issuing a 9.5% note payable of $600,000 to Gems, convertible to common stock at the Company's option on or after January 1, 1997. On February 10, 1997, the Company notified the assignees that it elected to convert the principal balance into 102,564 shares of common stock, as adjusted, based on the conversation rate of $5.85 per share. As a result of problems concerning obtaining permits and various other issued related to Mogul Mines, the purchase price was reduced to $150,000 on December 31, 1996 and to zero on December 31, 1997 (Note
          B). The $450,000 and $150,000 reductions in the purchase price in 1996 and 1997 respectively were effectuated through an equivalent reduction in the principal balance of an 8% mortgage note payable to an affiliate of Gems.

NOTE G - NOTE PAYABLE - RELATED PARTY:

          The Company issued an 8% promissory note for the outstanding balance of $955,756, at December 31, 1997, representing advances to the Company by an affiliated entity, POS Financial, Inc. (POS), a New Jersey corporation and obligations assumed in connection with the contributions of Joint Venture interest (Note B). The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties; subject to successive 30-day extensions throughout 1998 and 1999 subject to the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties as they are owned by a director of WCM and can exert significant influence over the Company. Additional amounts were loaned to the Company by USM during 1999 and 2000. The principal balance due of $1,768,829 was forgiven by USM at December 31, 2001. Accrued interest of $328,953 remains a liability of the Company. The balance due on the note at September 30, 2000 aggregated $1,721,855 plus accrued interest of $295,587.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE G - NOTE PAYABLE - RELATED PARTY (continued):

          Additional amounts were loaned to the Company through September 30, 2001 and remain unpaid as of that date.

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

          Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to give Hayden mineral rights to some land parcels and will receive royalties that will be expenses as incurred. As of September 30, 2001, USM had not received clear title but continued to make Purchase Agreement extension payments.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE H - COMMITMENTS AND CONTINGENCIES (continued):

          The Company received a letter dated March 9, 2000 from the Colorado Division of Minerals and Geology (the "DMG"), which set forth measures that must be taken to bring the site into compliance with groundwater regulations and to stabilize the tailings pond and site. In the event the Company completed all of the required actions by July 31, 2001, a Temporary Cessation order would have been granted by DMG. As of the date of this report, a Temporary Cessation order has not been granted and management remains in the process of attempting to have this order granted.

          (c) Litigation:

          (i) The Company and others were defendants in an action related to a dispute over fees for engineering consulting services. The parties settled this matter in September 1999 and litigation was discontinued.

          (ii) In September 1997, certain of the Company's 12.25% Convertible Debenture holders (see Note B) instituted an action against the Company for payment of approximately $42,500 principal amount of its 12.25% Convertible Debentures plus accrued and unpaid interest totaling approximately $13,000 and other costs and expenses related thereto. A default judgment was entered against the Company in the amount of $42,500 plus interest, costs and disbursements. The Company and USM have been negotiating with the debenture holders without a settlement. The continuing default could result in the Company being subject to additional legal proceedings and there is no assurance that funds will be available to cure the default or reach a settlement.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE I - COMMITMENTS AND CONTINGENCIES (continued):


          (d) NASDAQ Notification:

          During 1998 and 1999, the Company received notification letters from NASDAQ informing them that the Company's common stock was not in compliance with the NASDAQ small-cap market price requirement of $1.00, which became effective on February 23, 1998.

          In order to mitigate the minimum bid price requirement, the Company effectuated reverse stock splits during 1998 and 1999 (Note J) wherein the stock price remained above the $1.00 minimum bid price requirement for the necessary ten-day period.

          While the Company is currently in compliance with the minimum bid price requirement, there can be no assurance in the future that it will be able to maintain such compliance.

NOTE I - INCOME TAXES:

          As of September 30, 2001, the Company had federal net operating loss carryforwards of approximately $11,876,000 available to reduce future federal taxable income, which, if not used, will expire at various dates through December 31, 2020. Changes in the ownership of the
          Company  may  subject   these  loss   carryforwards   to   substantial
          limitations.

          The deferred tax attributable to the potential benefits from such net operating loss carryforwards has been offset by a reduction in carrying value by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. There are no other material temporary differences.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE I - INCOME TAXES (continued):

                                                                   Deferred      Valuation
                                                                   Tax Asset     Allowance
                                                                  ----------     ---------
          Balance at December 31, 1998                            $4,509,000     4,509,000

          Increase in Federal deferred tax asset, year
          ended December 31, 1999                                    210,000       210,000
                                                                  ----------     ---------

          Balance at December 31, 1999                             4,719,000     4,719,000

          Increase in Federal deferred tax asset, year
          ended December 31, 2000                                    470,000       470,000
                                                                  ----------     ---------

          Balance at December 31, 2000                             5,189,000     5,189,000

          Increase in Federal deferred tax asset, nine months
          ended September 30, 2001                                    50,000        50,000
                                                                  ----------     ---------

          Balance at September 30, 2001                           $5,239,000     5,239,000
                                                                  ==========     =========


NOTE J - STOCKHOLDERS' EQUITY:

          (a) Reverse Stock Splits:

              On May 26, 1998 and December 20, 1999 reverse stock splits of 25 to 1 and 3 to 1 respectively were effected.

          (b) Common Stock Reserved for Issuance:

              At September 30, 2001 and 2000, there were 3,867 shares of common stock reserved for issuance upon the exercise of the 12.25% $145,000 convertible debentures (see Note F).

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE J - STOCKHOLDERS' EQUITY (continued):

          (c) Issuance of Common Stock

               From December 1, 1977 (inception) through September 30, 2001, the Company issued common stock for:

                                                                                 Shares           Amount
                                                                                 ------       ------------
          Cash, including net proceeds of $283,995 from Public offering          355,648      $  8,758,256

          Exercise of stock options                                               46,298           792,250

          Commissions of sales of common stock                                        --          (451,483)

          Purchase and retirement of 666 shares -treasury stock                     (666)          (12,500)

          Non-cash, other than related parties:
            Services and property                                                165,582         1,673,394

            Conversion of debentures and notes payable                           246,107         2,648,820

            Stock options and stock warrants granted                                  --            39,100

            Settlement of litigation and other                                    13,710           100,000

           Non-cash, related parties:
            Services and property                                                 97,919           918,030

            Settlement of claims by related parties                               80,000           936,000

            Repayment of related party loans                                     314,169         3,001,681
                                                                            ------------      ------------

                                                                               1,318,767      $ 18,403,548
                                                                            ============      ============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, Management believes that certain of the matters discussed in this Quarterly Report for the period ended September 30, 2001 are "forward looking risks and uncertainties which cause actual results to differ materially from those discussed herein including, but not limited, risks relating to changing economic conditions, change in price as disclosed in this Quarterly Report. The Company cautions readers that any such forward-looking statements are based upon management's current expectations and beliefs but are not guaranties of future performance. Actual results could differ materially from those expressed or implied in forward-looking statements.

Liquidity and Capital Resources

The Company had no active mining or milling operations during the third quarter ended September 30, 2001; however, the Company continued its efforts to bring the site into compliance with groundwater regulations and to stabilize the tailings ponds and site generally in anticipation of obtaining a grant of Temporary Cessation from the Division of Minerals and Geology of the State of Colorado ("DMG").

During the first quarter of 2000, we filed a notice with the DMG requesting that our permit be placed into Temporary Cessation. A Temporary Cessation is a limited period of non-production, which results when an operator plans to temporarily cease production for at least 180 days upon filing of a notice of such intent with the DMG. As a condition to granting the request, the Company must address certain issues with respect to groundwater and tailings disposal ponds. Thus, the Company's efforts have been focused on addressing these issues. We believe that we have adequately addressed the concerns of the DMG and expect that it will grant our application for Temporary Cessation in the fourth quarter of this year.

While we have actively sought to place our permit into Temporary Cessation, we remain hopeful that economically viable commercial mining operations at the Idaho Springs mining facilities can be conducted in the future. Given the current economic climate and our efforts concerning the Temporary Cessation order, it is highly unlikely that we the Company will begin operating in fiscal year 2001.

Management estimates that we will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations and interest, at the rate of approximately $15,000 per month for the remainder of 2001.

U.S. Mining Co. and its sole shareholder, William C. Martucci, has verbally pledged to provide financing to the Company on an as needed basis for purposes of meeting our general administrative and other costs until on or about December 31, 2001. The Company cannot assure, however, that USM will fulfill its commitment to fund the Company's operations through year-end 2001. The funds received from USM will cover the general, administrative and other costs approximated at $15,000 per month. Additional monies will be needed to ready the Franklin Mine and Milling properties for the commencement of extraction and milling and to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity should we decide to reactivate our permit.

There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM or that USM will fulfill its obligations to fund the Company through December 31, 2001.


WCM Capital, Inc.                      2
10-QSB Quarter Ended 9/30/01

Results of Operations:

Nine months ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

We had a net loss of $162,949 for the nine months ended September 30, 2001 as compared to a net loss of $432,990 during the same period in 2000.

Environmental remediation costs and mine expenses were $5,585 for the nine months ended September 30, 2001 compared to $48,258 during the same period in 2000. This decrease was due to inactivity.

General and administrative expenses were $73,333 for the nine months ended September 30, 2001 compared with $221,952 during the same period in 2000. This decrease resulted principally from decrease in legal and professional fees.

Interest expense was $46,753 during the nine months ended September 30, 2001 as compared to $125,460 during the same period in 2000. This decrease was due to an apparent over-accrual for 2000 coupled with forgiveness of debt at December 31, 2000.

Three Months ended September 30, 2001 Compared to Three Months Ended September 30, 2000

The Company had a net loss of $ 46,977 for the three months ended September 30, 2001, as compared to a net loss of $ 141,016 during the same period in 2000.

Environmental remediation costs and mine expenses were $ 5,585 for the three months ended September 30, 2001 as compared to $ 11,372 during the same period in 2000.

General and administrative expenses were $13, 686 for the three months ended September 30, 2001, compared with $74,099 during the same period in 2000. This decrease resulted from a decrease in legal and professional fees.

Interest expense was $15,280 during the three months ended September 30, 2001, as compared to $43,105 during the same period in 2000. This decrease was due to forgiveness of the US Mining Note in 2000.


WCM Capital, Inc.                      3
10-QSB Quarter Ended 9/30/01

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


WCM Capital, Inc.                      4
10-QSB Quarter Ended 9/30/01

On November 2, 2000 American Stock Transfer and Trust Company ("AST") served the Company with a summons, as Trustee under the Indenture dated January 2, 1990 to receive damages on behalf of the holders of the Company's 12-1/4% Convertible Debenture Holders in the amount of $142,000.00 plus interest and other fees. This action is as a result of the default on the Debentures described above and are separate and apart from the September 1997 action, which involves specific debenture holders.

On or about October 4, 2001 AST filed a motion for default judgment against the Company in Supreme Court, New York County for the entire amount of the unpaid debentures (including those holders represented separately in the Hopis Trust litigation) of $142,000 principal plus interest from March 31, 1995 through August 31, 2001 at the rate of 12-1/4% totaling $111,617.92, plus interest on the unpaid interest at a rate of 12-1/4% totaling $54,404.77 and attorneys fees of $4,635.73, for a total of $312,658.42, together with costs, disbursements and additional interest continuing to accrue at a rate of 12-1/4% until the judgment is paid. While the Company did not oppose the motion, we have not been notified as to whether a judgment was entered against the Company.

Kennec v. Franklin Mining Co. et al.

On or about September 4, 2001, Dorothy L. Kennec commenced an action in District Court, Clear Creek County Colorado (Case No. 01CV76) against Audrey L. Hayden, Gold Developers and Producers, Inc., U.S. Mining, Inc., Franklin Consolidated Mining Co., Inc. and the Company as occupants and all other persons claiming an interest in certain properties and mineral rights located in Idaho Springs, Clear Creek County, Colorado. The suit (1) alleges breach of contract Against Gold Developers & Producers,

Inc. Franklin Mining and the Company, (2) requests termination of possessory rights and eviction of Franklin Mining, US Mining and WCM Capital, (3) requests an adjudication of the rights of the parties with respect to the property, (4) alleges unlawful encumbrance of the property which slandered Plaintiff Kennec's title, (5) alleges that Defendant Franklin Mining is committing waste on the property by failing to maintain said property, failing to mine the property in accordance with current standards and operating the property in violation of Federal and State mining and zoning laws, (6) requests partition of the mining claims so as to segregate and identify one half of the property in which Plaintiff Kennec will have an undivided surface and mineral interest, (7) seeks an accounting from Defendants Hayden, Franklin Mines and US Mining as to all amounts paid as rent and/or royalties under the Hayden/Kennec Leases. In addition to seeking damages for breach of contract, slander of title and waste, Plaintiff Kennec is seeking orders for partition and possess, to adjudicate the rights of the parties regarding title to the Property, declaring the Hayden/Kennec Leases terminated and restoring possession of 1/2 interest to Plaintiff Kennec, releasing the liens as to Plaintiff's property and any damages related thereto,

On or about November 2, 2001, the Company, together with US Mining, filed an answer to the aforementioned complaint pursuant to which we denied all of the material allegations set forth in the complaint. We further asserted affirmative defenses that Plaintiff fails to state a claim against us upon which relief can be granted, the Complaint fails to join necessary parties, accord and satisfaction, assumption of risk, estoppels, failure of consideration, license, payment, release, waiver and failure to use reasonable means to mitigate damages. Additionally, US Mining filed a counterclaim for $10,000 loan to Plaintiff which was never repaid. The Company intends to continue to aggressively defend this case.

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


WCM Capital, Inc.                      5
10-QSB Quarter Ended 9/30/01

There can be no assurance, however, that the Company will adequately address the groundwater and tailings issues relating to its notification to place its permit into Temporary Cessation, which may result in violations cited by the DMG.

NASDAQ Listing

On or about October 5, 2001, the Company received a delisting notification from the NASDAQ Stock Market pursuant to which the Staff determined that the Company failed to comply with the filing, net tangible assets/shareholders' equity/market capitalization/ net income and disclosure requirements, as set forth in the Nasdaq Marketplace Rules 4310(c)(14), 4310(c)(02)(B) and 4310(c)(16). In addition, the Staff cited the Company for certain public interest concerns, as referenced in Marketplace rules 4300 and 4330(a)(03). On or about October 12, the Company sent a formal request for continued listing on the Nasdaq SmallCap Market, notwithstanding the Staff's determinations as set forth above. On or about October 16, 2001, the Company received confirmation that our request will be considered at an oral hearing to be held before a Panel authorized by the Board of Directors of the Nasdaq Stock Market, Inc. Board of Directors on Thursday, November 15, 2001 at 9:30 a.m. in Washington DC. There can be no assurance that the Company will be successful in its attempt to remain listed on the Nasdaq SmallCap Market. Nasdaq also halted trading in the Company's stock on or about September 9, 2001 with respect to issues relating to the subject matter of the delisting proceedings and in response to the Company's press release of September 9, 2001 regarding errors in the Company's financial statements. See Item 5. Other Information-Company's Financial Statements. On or about November 14, 2001, the Company, by letter, withdrew it request for a hearing and voluntarily withdrew its securities from listing on the Nasdaq Small Cap Market.

Since the Company's stock will no longer be included for continued listing on the Nasdaq Small Cap Market, we are hopeful that the Company's Common Stock will qualify for trading on the Over-The-Counter/Bulletin Board ("OTC") market and the Company and we will make every effort to facilitate the quotation of our Common Stock on the OTC.

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


WCM Capital, Inc.                      6
10-QSB Quarter Ended 9/30/01
penny stock (i.e., confirmation of the transaction) containing bid and asked information related to the penny stock and the dealer's and salesperson's compensation (i.e., commissions, commission equivalents, markups and markdowns) connection with the transaction, and (iii) the purchaser-customer must be furnished account statements, generally on a monthly basis, which include prescribed information relating to market and price information concerning the penny stocks held in the customer's account. The penny stock trading rules do not apply to those transactions in which the broker-dealer or salesperson does not make any purchase or sale recommendation to the purchaser or seller of the penny stock.

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


WCM Capital, Inc.                      7
10-QSB Quarter Ended 9/30/01

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

The Company's application for Temporary Cessation of its permit is still pending before the DMG and we expect our application to be granted by the conclusion of fiscal year 2001 or the first quarter of 2002.

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

Company Financial Statements.

At the request of the Division of Corporate Finance of the Securities and Exchange Commission, we announced on October 17, 2001 that there were potential errors in the audited financial statements of the Company for the fiscal years ended 1996 through 2000. The Company and its independent auditors have been working closely with the SEC to make the required corrections and reissue the effected reports during the fourth quarter of 2001.


WCM Capital, Inc.                      8
10-QSB Quarter Ended 9/30/01

Item 6. Exhibits and Reports on Form 8-K

     A. Exhibits

     B. Reports on Form 8-K

                                    SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 WCM CAPITAL, INC.

                                                 /s/ Robert Waligunda
Date: November 20, 2001                          -------------------------------
                                                 Robert Waligunda, President


WCM Capital, Inc.                      9
10-QSB Quarter Ended 9/30/01