Form 10KSB/A
period 2000-12-31
WCM CAPITAL INC
filed 2002-01-14
CIK 215913

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       For the fiscal year ended 12/31/00
                           Commission File No. 0-9416

                                WCM CAPITAL, INC.
                 (Name of small business issuer in its charter)

Delaware                                                              13-2878202
(State or other jurisdiction of                                 (I.R.S. Employer
Incorporation or organization)                               Identification No.)

                    P.O. Box 344, Millburn, New Jersey, 07041
                    (Address of principal executive offices)

Issuer's telephone number:                                          212-344-2828

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---

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

State the number of shares outstanding of each of issuers' class of common equity, as of the latest practical date. 1,318,767(1) as of March 15, 2001

DOCUMENTS INCORPORATED BY REFERENCE IN PART III - SIX
Transitional Small Business Disclosure Format (check one)    Yes     No   X
                                                                ---      ---

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

(1) The Franklin Mining Properties

During fiscal years 1996 to 2000, no exploration activities were conducted at the Franklin Mine. The Company continued its rehabilitation and reclamation efforts. Specifically, the Company continued with its water monitoring programs and commissioned additional reports and research into claims located on the mining property.

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

The Company has not conducted any commercial mining operations during fiscal years 1996 to 2000 and, as a result, had not generated any revenues from operations at the Franklin Mine in those years. Therefore, the Company remains in the exploration stage. Given the Company's efforts to place its permit in Temporary Cessation, it is unlikely that the Company will commence exploration in the year 2001. The Company, however, plans to continue to work closely with the Federal and Colorado state mining regulatory agencies as required by law to obtain the Temporary Cessation Order and to maintain its properties until such time as exploration activities can recommence.

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

J.L. Emerson Fault                                   A large fracture in the
                                                     earth's crust located in
                                                     the Franklin Mine area.

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


--------------------------------------------------------------------------------

Mineralized Material                               A mineralized  body which has
 or Deposit                                        been       delineated      by
                                                   appropriate  drilling  and/or
                                                   underground    sampling    to
                                                   support   sufficient  tonnage
                                                   and  average  grade of metals
                                                   under SEC  standards.  Such a
                                                   deposit does not qualify as a
                                                   reserve until a comprehensive
                                                   evaluation,  based  upon unit
                                                   cost,  grade,   recovers  and
                                                   other   factors,    concludes
                                                   economic feasibility.

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


--------------------------------------------------------------------------------

Operations

During 1999, the Company continued reclamation and rehabilitation activities in hopes of conducting additional exploration to obtain more detailed evaluations of its mineralized material. The Company ceased these activities during 2000 and focused its efforts on preparing its properties for Temporary Cessation. The Company is currently awaiting approval of its application.

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

Of the 1,642,207 shares entitled to vote at the meeting, 1,498,670 were present either in person or by proxy constituting a quorum for purposes of conducting the business that was brought before the meeting. The following table sets forth the matters brought before the shareholders, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, if any, for each matter.

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

The aggregate number of shares of Common Stock issued and outstanding is 1,642,207 as of March 15, 2001. This number includes 323,440 shares issued to Mr. Brannon and Mr. Laura and thereafter rescinded. See Item 1. Business Employees and Technical Consultants and Sales of Restricted Securities below. No dividends on Common Shares have ever been paid by the Company due to the lack of excess capital and the Company does not anticipate that dividends will be paid in the foreseeable future. In addition, pursuant to the terms of the Company's 12-1/4% Convertible Debentures, the Company, the Company is prohibited from paying dividends on its Common Stock unless and until it is no longer in default under the debentures. See Item 3. Litigation.


--------------------------------------------------------------------------------

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

On or about December 29, 2000, the Company entered into Agreements with each of Mr. Brannon and Mr. Laura regarding the issuance of shares to them as compensation for services. Pursuant to these Agreements, the Company rescinded its agreement to issue shares to each of Mr. Laura and Mr. Brannon but acknowledged indebtedness to Laura of $716,500.00 and Consulting fees of approximately $175,000 which were earned by Mr. Brannon from May 2000 through December 31, 2000.

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

During 1999, remediation work and rehabilitation was performed and completed at the Franklin Mines and the Franklin Mill to prepare for commencement of operations in the future. However, in 2000, economic conditions and other factors led to the Company's decision to apply for a change in its permit status from active to Temporary Cessation. Temporary Cessation is a limited period of non-production, which results when an operator plans to temporarily cease production for at least 180 days upon the filing of notice thereof with the DMG. When a request for Temporary Cessation is granted, no further reclamation work or mining work would be required for the duration of the temporary cessation, beyond basic maintenance and reclamation required to keep the site from further deterioration

The Company has not commenced commercial operations at the Franklin Mine since our inception. Therefore, the Company remains in the exploration stage and has not generated significant revenues on a sustained basis. The Company did not realize any revenues based on sales during the years 1996 to 2000.

Liquidity and Capital Resources

Since its inception, we have financed our activities principally through the sale of equity securities, the accumulation of debt and monies provided through our relationship with USM. Since 1998, the Company's sole source of funding has been USM. The Company has derived no income from its mining and milling investments, which as of December 31, 2000, were comprised of investments in the assets and rights related to the Franklin Mines and Mill. As of


--------------------------------------------------------------------------------

December 31, 2000, no funds where borrowed form USM. The US Mining note had a principal balance of $1,768,829 which was forgiven as of December 31, 2000. The forgiveness was principal only and the interest in the amount of $328,040 still remains due as of December 31, 2000 to US Mining.

The Company had total current liabilities as of December 31, 2000 of $2,266,313, convertible debentures with a principal amount of $145,000 and other notes payable with a principal balance of $297,028. In addition to the payment of its current liabilities, the Company incurred general, administrative and other costs and expenditures related to any mining and milling operations, at the rate of approximately $25,000 per month in 2000 and expects to incur additional administrative expenses of approximately $25,000 per month plus interest in 2001.

During 2000, USM advanced $298,534 on behalf of the Company. The US Mining note had a principal amount of $1,768,829 which was forgiven as of December 31, 2000. The forgiveness was principal only and the interest in the amount of $328,040 still remains due as of December 31, 2000 to US Mining. These monies were used primarily for legal and accounting fees in connection with public filings and necessary general and administrative expenses. USM has continued to fund the Company directly or indirectly since mid 1997. USM has verbally pledged to provide financing to the Company on an as needed basis through December 31, 2001. The Company believes based on prior performance that USM will fulfill its commitment to fund until December 31, 2001. It is anticipated that the funds received from USM will cover the general, administrative and other costs, which management estimates will be approximately $25,000 per month for the year 2001. Management believes that the estimate of monthly expenses will include any incidental costs incurred in connection with the maintenance of the mining facilities in Idaho Springs and related taxes. However, certain unforeseen costs may arise during the course of the year and the Company cannot assure that USM will commit to provide the Company with additional monies should such expenses arise.

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

In the absence of liquid resources, cash flows from operations and any other commitments for debt or equity financing, Management believes that the ability of the Company to continue to maintain its properties will be dependent upon the provision of financing by USM; however, it cannot assure that USM will continue to finance the Company after December 31, 2001. Management believes that the Company will remain dependent on USM as its primary source of


--------------------------------------------------------------------------------
financing for its operations until such time, if any, as the Company can secure additional funding from other sources.

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


--------------------------------------------------------------------------------

Results of Operations:

The Company had no active mining or milling operations during the years 1996 to 2000.

The Company  incurred  net losses of  $5,125,232,  $2,567,282,  $1,344,962,  and
$311,180 and $235,304 for the years ended December 31, 1996,  1997,  1998, 1999, and 2000 respectively.

In 1996, in accordance with FASB No. 121, the Company took an impairment write-down of mine and mill improvements in the amount of $3,933,114. In 1997 and 1998, additional write-downs of $1,980,787 and $200,000, respectively, were recorded. The write-down in 1996 was against previously capitalized exploration costs in addition to mine and mill improvements accumulated from inception. The write-down in 1997 was comprised of $1,200,000 on the Gold Hill Mill and $780,787 on the capitalized mill improvements in connection with the Zeus Joint Venture. The impairment of $200,000 in 1998 was against equipment received as partial consideration for the sale of the Gold Hill property. The remaining $525,000 of this equipment was deemed impaired and, accordingly, written off at December 31, 2000.

Mine expenses and remediation costs consistently decreased from $162,945 in 1997 to $47,049 in 2000 due to decreased mine site activities.

General and administrative expenses of $939,701, $368,353, $642,592, and $233,829 were incurred for the years ended December 31, 1996, 1997, 1998 and 1999, respectively. For the year ended December 31, 2000, these expenses increased to $1,195,148, mainly due to approximately $750,000 in legal fees and officer's compensation of $175,000. Included in general and administrative expenses in 1998 was a bad debt in the amount of $350,000. This was a note taken as partial consideration for the sale of the Gold Hill property and subsequently deemed uncollectible.

Interest  expense of  $241,818,  $33,334,  $123,127,  $144,953  and $239,676 was
incurred for the years ended December 31, 1996, 1997, 1998, 1999, and 2000, respectively. In addition to interest expense in connection with convertible debentures and notes payable, the increase each year was mainly due to an increase in loans from U.S. Mining, which were ultimately forgiven as of December 31, 2000. Interest in 1996 was extraordinarily high due to interest incurred on convertible notes which were converted to stock in that year.

In 1998, the Company incurred a loss of $225,000 on the sale of the Gold Hill property. The mill located on the property was impaired in the amount of $1,200,000 in 1997.


--------------------------------------------------------------------------------

Item 7. Financial Reports



--------------------------------------------------------------------------------

                                WCM CAPITAL, INC.

                              FINANCIAL STATEMENTS

                                   YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

                                                                         Page

Independent Auditor's Report                                               1

Financial Statements:

          Balance Sheets                                                 2 - 3

          Statements of Operations                                         4

          Statements of Stockholders' Equity                             5 - 9

          Statements of Cash Flows                                      10 - 11

Notes to Financial Statements                                           12 - 21

Independent Auditor's Report on Condensed Supplementary Information       22

Supplementary Information                                               23 - 28

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
WCM CAPITAL, INC.
Millburn, New Jersey

We have audited the balance sheets of WCM Capital, Inc., an Exploration Stage Company (formerly Franklin Consolidated Mining Co., Inc.) as of December 31, 2000, 1999 and 1998 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the accumulated amounts from inception through December 31, 1997, which included an accumulated deficit of ($18,638,659) as of December 31, 1997. Those amounts were audited by other auditors whose reports has been furnished to us and our opinion insofar as it relates to those accumulated amounts is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WCM Capital, Inc. as of December 31, 2000, 1999 and 1998 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is an exploration stage enterprise whose operations have generated recurring losses and cash flow deficiencies from inception and, as of December 31, 2000, has a substantial working capital deficiency. As a result, it was in default with respect to payments on several notes and on convertible debentures and is wholly dependent on outside funding to finance current operations. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  these
uncertainties.




                                                   IWA FINANCIAL CONSULTING LLC
                                                   Certified Public Accountants
                                                   Livingston, New Jersey
                                                   December 3, 2001

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                       2000       1999        1998
                                                     --------    -------    -------
Property and equipment -  at cost                    $     --    525,000    525,000

  Less: Accumulated depreciation and amortization          --         --         --
                                                     --------    -------    -------

      Net property and equipment                           --    525,000    525,000
                                                     --------    -------    -------

 Other assets -
    Mining reclamation Bond                           139,756    137,016    134,602
                                                     --------    -------    -------

           Total                                     $139,756    662,016    659,602
                                                     ========    =======    =======

             See auditor's report and notes to financial statements

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                December 31,
                                                               --------------------------------------------
                                                                   2000             1999            1998
                                                               ------------     -----------     -----------
Current liabilities:
  Accounts payable and accrued expenses                        $  1,824,285         689,049         684,124
  Payroll and other taxes                                                --          29,960              --
  Convertible debentures                                            145,000         145,000         145,000
  Notes payable:
    Related companies and others                                    297,028         218,965         218,965
    U.S. Mining Inc. - related company                                   --       1,470,295       1,191,586
                                                               ------------     -----------     -----------

       Total current liabilities                                  2,266,313       2,553,269       2,239,675
                                                               ------------     -----------     -----------

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01 per share; 40,000,000 shares
   authorized; 1,318,767 shares issued and outstanding               13,188          13,188          13,188
  Additional paid-in capital                                     18,390,360      18,390,360      18,390,360
  Deficit accumulated during the exploration stage              (20,530,105)    (20,294,801)    (19,983,621)
                                                               ------------     -----------     -----------

      Total stockholders' equity                                 (2,126,557)     (1,891,253)     (1,580,073)
                                                               ------------     -----------     -----------

               Total                                           $    139,756         662,016         659,602
                                                               ============     ===========     ===========


             See auditor's report and notes to financial statements

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                      Cumulative
                                                                                                      December 1,
                                                                                                         1977
                                                                                                      (Inception)
                                                                 Years Ended December 31,               through
                                                        -----------------------------------------     December 31,
                                                            2000           1999           1998           2000
                                                        -----------     ----------     ----------     -----------
Revenues:
 Sales                                                  $        --             --             --         876,082
 Interest income                                              2,740          2,414          3,920         553,849
 Forgiveness of debt                                      1,768,829             --             --       1,768,829
 Other income                                                    --             --          4,397          79,397
                                                        -----------     ----------     ----------     -----------

       Total                                              1,771,569          2,414          8,317       3,278,157
                                                        -----------     ----------     ----------     -----------

Expenses:
 Mine expenses and environmental remediation costs           47,049         34,812         62,560       3,668,159
 Write down of inventories                                       --             --             --         223,049
 Write down of mining and milling and other property
   and equipment                                            525,000             --        200,000       6,638,901
 Depreciation and depletion                                      --             --             --       1,910,543
 General and administrative                               1,195,148        233,829        642,592       7,677,354
 Interest                                                   239,676        144,953        123,127       1,526,108
 Amortization of debt issuance                                   --             --             --         683,047
 Equity in net loss and settlement of claims
   of Joint Venture                                              --             --             --       1,059,971
 Loss on settlement of litigation                                --             --             --         100,000
 Loss on sale of property                                        --             --        225,000         225,000
 Other                                                           --       (100,000)       100,000          96,130
                                                        -----------     ----------     ----------     -----------

    Total                                                 2,006,873        313,594      1,353,279      23,808,262
                                                        -----------     ----------     ----------     -----------

Net loss                                                $  (235,304)      (311,180)    (1,344,962)    (20,530,105)
                                                        ===========     ==========     ==========     ===========

Loss per common share                                   $     (0.18)         (0.24)         (0.34)
                                                        ===========     ==========     ==========

Weighted average shares outstanding                       1,318,767      1,318,767      3,955,169
                                                        ===========     ==========     ==========



             See auditor's report and notes to financial statements

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                            Deficit
                                                                          Accumulated
                                                             Additional   During the
                                                  Common      Paid-in     Exploration  Treasury
                                        Shares    Stock       Capital        Stage       Stock       Total
                                       -------    ------     ----------   -----------  --------    ----------
Issuance of common stock:
  Cash                                     8,268    $   83        43,017           --         --        43,100
  Non-cash:
   Related parties                        49,332       493         8,757           --         --         9,250
   In exchange for shares of Gold
      Developers and Producers, Inc.      58,400       584        16,850           --         --        17,434
Net loss                                      --        --            --      (45,584)        --       (45,584)
                                         -------    ------    ----------     --------   --------    ----------
Balance, December 31, 1977               116,000     1,160        68,624      (45,584)        --        24,200

Issuance of common stock:
  Pursuant to public offering, net of
   underwriting expenses of $11,026       31,368       314       283,681           --         --       283,995
  Cash                                    12,000       120       242,757           --         --       242,877
  Non-cash                                   268         2         4,998           --         --         5,000
Net loss                                      --        --            --      (66,495)        --       (66,495)
                                         -------    ------    ----------     --------   --------    ----------
Balance, December 31, 1978               159,636     1,596       600,060     (112,079)        --       489,577

Issuance of common stock:
  Cash                                    12,368       124       441,126           --         --       441,250
  Non-cash:
   Related parties                         2,132        21        59,979           --         --        60,000
   Other                                     356         4        13,346           --         --        13,350
Net loss                                      --        --            --     (128,242)        --      (128,242)
                                         -------    ------    ----------     --------   --------    ----------
Balance December 31, 1979                174,492     1,745     1,114,511     (240,321)        --       875,935

Issuance of common stock:
  Cash                                    15,452       154       839,846           --         --       840,000
  Non-cash                                 3,176        32       118,968           --         --       119,000
Net loss                                      --        --            --     (219,021)        --      (219,021)
                                         -------    ------    ----------     --------   --------    ----------
Balance December 31, 1980                193,120     1,931     2,073,325     (459,342)        --     1,615,914

Issuance of common stock:
  Cash                                    11,206       112       820,388           --         --       820,500
  Non-cash                                 1,387        14       103,986           --         --       104,000
  Commission on sale of common stock          --        --       (57,300)          --         --       (57,300)
Net loss                                      --        --            --     (288,105)        --      (288,105)
                                         -------    ------    ----------     --------   --------    ----------
Balance December 31, 1981                205,713    $2,057     2,940,399     (747,447)        --     2,195,009

             See auditor's report and notes to financial statements

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       Deficit
                                                                                      Accumulated
                                                                       Additional     During the
                                                             Common     Paid-in       Exploration   Treasury
                                                  Shares     Stock      Capital          Stage        Stock         Total
                                                  -------    ------    ----------     ----------    ----------    ----------
Balance December 31, 1981 (forwarded)             205,713    $2,057     2,940,399       (747,447)          --     2,195,009
Issuance of common stock:
  Cash                                             11,480    $  115       764,011             --           --       764,126
  Non-cash                                          2,160        22       161,978             --           --       162,000
  Commission on sale of common stock                   --        --       (56,075)            --           --       (56,075)
Net loss                                               --        --            --       (287,291)          --      (287,291)
                                                  -------    ------    ----------     ----------    ---------    ----------
Balance December 31, 1982                         219,353     2,194     3,810,313     (1,034,738)          --     2,777,769

Issuance of common stock:
  Cash                                             16,975       170     1,189,380             --           --     1,189,550
  Non-cash                                            944         9        70,825             --           --        70,834
  Exercise of stock options:
   Related parties                                  3,567        35       267,465             --           --       267,500
   Others                                              52         1         3,999             --           --         4,000
  Commission on sale of common stock                   --        --      (124,830)            --           --      (124,830)
Net loss                                               --        --            --       (749,166)          --      (749,166)
                                                  -------    ------    ----------     ----------    ---------    ----------
Balance, December 31, 1983                        240,891     2,409     5,217,152     (1,783,904)          --     3,435,657

Issuance of common stock:
  Cash                                             16,023       160     1,151,540             --           --     1,151,700
  Non-cash                                            367         3        27,497             --           --        27,500
  Exercise of stock options by related parties      2,667        27       199,973             --           --       200,000
  Commission on sale of common stock                   --        --       (90,950)            --           --       (90,950)
Net loss                                               --        --            --       (301,894)          --      (301,894)
                                                  -------    ------    ----------     ----------    ---------    ----------
Balance December 31, 1984                         259,948     2,599     6,505,212     (2,085,798)          --     4,422,013

Issuance of common stock:
  Cash                                              5,618        56       300,023             --           --       300,079
  Non-Cash                                            133         2         7,498             --           --         7,500
  Exercise of stock options:
    Related parties                                 2,667        27       149,973             --           --       150,000
    Others                                             12        --           750             --           --           750
  Commission on sale of common stock                   --        --        (3,462)            --           --        (3,462)
Net loss                                               --        --            --       (133,929)          --      (133,929)
                                                  -------    ------    ----------     ----------    ---------    ----------
Balance December 31, 1985                         268,378    $2,684     6,959,994     (2,219,727)          --     4,742,951


             See auditor's report and notes to financial statements

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                    Additional   During the
                                                           Common      Paid-in      Exploration   Treasury
                                                Shares      Stock      Capital         Stage        Stock         Total
                                                -------    ------     ---------     -----------  -----------    ---------
Balance December 31, 1985 (forwarded)           268,378    $2,684     6,959,994     (2,219,727)         --      4,742,951
Issuance of common stock:
  Cash                                            7,587    $   76       300,424             --          --        300,500
  Non-cash:
  Related parties                                 2,133        21        79,979             --          --         80,000
  Others                                          1,800        18        53,982             --          --         54,000
Net loss                                             --        --            --       (227,788)         --       (227,788)
                                                -------    ------    ----------     ----------     -------     ----------
Balance, December 31, 1986                      279,898     2,799     7,394,379     (2,447,515)         --      4,949,663

Issuance of common stock:
  Cash                                           34,725       347     1,286,954             --          --      1,287,301
  Non-cash:
   Related parties                                2,695        27        70,873             --          --         70,900
   Other                                            500         5        37,245             --          --         37,250
  Commission on sale of common stock                 --        --      (110,243)            --          --       (110,243)
Net loss                                             --        --            --       (730,116)         --       (730,116)
                                                -------    ------    ----------     ----------     -------     ----------
Balance, December 31, 1987                      317,818     3,178     8,679,208     (3,177,631)         --      5,504,755

Issuance of common stock:
  Non-cash - related parties                      2,666        27        49,973             --          --         50,000
  Purchase of 666 shares of treasury stock -
   at cost                                           --        --            --             --     (12,500)       (12,500)
Net loss                                             --        --            --       (386,704)         --       (386,704)
                                                -------    ------    ----------     ----------     -------     ----------
Balance December 31, 1988                       320,484     3,205     8,729,181     (3,564,335)    (12,500)     5,155,551

Issuance of common stock:
  Cash                                            9,040        90       110,410             --          --        110,500
  Non-cash:
   Related parties                                2,800        38        33,828             --          --         33,866
   Other                                          3,782        28        31,472             --          --         31,500
  Private placement:
   Cash                                          30,333       303        22,447             --          --         22,750
   Debt issuance expense                             --        --       455,000             --          --        455,000
   Conversion of debentures                      14,000       140       104,860             --          --        105,000
   Exercise of stock options                      4,000        40        44,960             --          --         45,000
  Compensation resulting from stock options
   granted                                           --        --        39,000             --          --         39,000
  Commission on sale of common stock                 --        --        (1,500)            --          --         (1,500)
Net loss                                             --        --            --     (1,279,804)         --     (1,279,804)
                                                -------    ------    ----------     ----------     -------     ----------
Balance December 31, 1989                       384,439    $3,844     9,569,658     (4,844,139)    (12,500)     4,716,863



             See auditor's report and notes to financial statements

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    Deficit
                                                                                  Accumulated
                                                                    Additional    During the
                                                        Common       Paid-in      Exploration    Treasury
                                             Shares      Stock       Capital         Stage         Stock        Total
                                             -------    ------      ----------    -----------    --------     ---------
Balance December 31, 1989 (forwarded)        384,439    $3,844      9,569,658     (4,844,139)    (12,500)     4,716,863
Sale of underwriter's stock warrants              --    $   --            100             --          --            100
Issuance of common stock:
  Cash                                         4,467        45         45,180             --          --         45,225
  Non-cash - others                              531         5          5,973             --          --          5,978
  Conversion of debentures                     2,133        22         31,978             --          --         32,000
Net loss                                          --        --             --     (1,171,962)         --     (1,171,962)
                                             -------    ------    -----------     ----------     -------     ----------
Balance, December 31, 1990                   391,570     3,916      9,652,889     (6,016,101)    (12,500)     3,628,204

Issuance of common stock:
  Cash                                        23,995       240         96,691             --          --         96,931
  Cash - related parties                      24,000       240         89,760             --          --         90,000
  Non-cash - others                           15,783       158         59,029             --          --         59,187
  Conversion of debentures                    49,747       498        625,502             --          --        626,000
  Exercise of stock options                    3,333        33         12,467             --          --         12,500
  Conversion of notes payable                  3,333        33         14,967             --          --         15,000
Net loss                                          --        --             --       (764,926)         --       (764,926)
                                             -------    ------    -----------     ----------     -------     ----------
Balance, December 31, 1991                   511,761     5,118     10,551,305     (6,781,027)    (12,500)     3,762,896

Issuance of common stock:
  Cash                                        26,959       269        169,339             --          --        169,608
  Cash - related parties                       8,400        84         48,916             --          --         49,000
  Non-cash:
   Others                                     23,062       231        365,827             --          --        366,058
   Related parties                               161         2            604             --          --            606
   Exercise of options by related parties     27,333       273        102,227             --          --        102,500
  Conversion of debentures                     7,200        72        161,928             --          --        162,000
  Commission on sale of stock -
   related parties                                --        --         (7,123)            --          --         (7,123)
Net loss                                          --        --             --     (1,343,959)         --     (1,343,959)
                                             -------    ------    -----------     ----------     -------     ----------
Balance December 31, 1992                    604,876     6,049     11,393,023     (8,124,986)    (12,500)     3,261,586

Issuance of common stock:
  Cash                                        11,645       116        133,848             --          --        133,964
  Cash - related parties                      10,360       104         77,596             --          --         77,700
  Non-cash:
   Others                                      2,000        20         14,980             --          --         15,000
   Settlement of litigation                   13,333       133         99,867             --          --        100,000
   Exercise of options by related parties      2,667        27          9,973             --          --         10,000
  Conversion of debentures                     1,867        19         34,981             --          --         35,000
  Conversion of loan                           1,333        13          9,987             --          --         10,000
Net loss                                          --        --             --       (797,619)         --       (797,619)
                                             -------    ------    -----------     ----------     -------     ----------
Balance December 31, 1993                    648,081    $6,481     11,774,255     (8,922,605)    (12,500)     2,845,631


             See auditor's report and notes to financial statements

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                 Deficit
                                                                                               Accumulated
                                                                                Additional     During the
                                                                   Common        Paid-in       Exploration    Treasury
                                                     Shares        Stock         Capital          Stage         Stock       Total
                                                   ----------     --------     -----------     -----------    --------   ----------
Balance December 31, 1993 (forwarded)                 648,081     $  6,481      11,774,255      (8,922,605)    (12,500)   2,845,631
Retirement of treasury stock                             (666)    $     (7)        (12,493)             --      12,500           --
Net loss                                                   --           --              --        (381,596)         --     (381,596)
                                                   ----------     --------     -----------     -----------     -------   ----------
Balance, December 31, 1994                            647,415        6,474      11,761,762      (9,304,201)         --    2,464,035

Issuance of common stock:
  Settlement of claims by joint venture partner        80,000          800         935,200              --          --      936,000
  Repayments:
   Loan from joint venture partner                     42,667          427         498,773              --          --      499,200
   Long-term loans from related parties
    and accrued interest                              115,730        1,157         675,868              --          --      677,025
  Exchange of shares for profit participation
   interests                                           36,000          360            (360)             --          --           --
Net loss                                                   --           --              --      (1,641,944)         --   (1,641,944)
                                                   ----------     --------     -----------     -----------     -------   ----------
Balance, December 31, 1995                            921,812        9,218      13,871,243     (10,946,145)         --    2,934,316

Issuance of common stock:
  Cash                                                 23,379          234         297,366              --          --      297,600
  Services and interest                                49,547          495         561,942              --          --      562,437
  Conversion of convertible notes                      57,263          573         557,747              --          --      558,320
  Repayments:
   Loan from joint venture partner                     30,880          309         361,566              --          --      361,875
   Long-term loans from related party                 124,892        1,249       1,462,332              --          --    1,463,581
Net loss                                                   --           --              --      (5,125,232)         --   (5,125,232)
                                                   ----------     --------     -----------     -----------     -------   ----------
Balance December 31, 1996                           1,207,773       12,078      17,112,196     (16,071,377)         --    1,052,897

Issuance of common stock:
  Extension of lease rights                             1,386           14          12,986              --          --       13,000
  Conversions:
   Note payable                                       102,941        1,029         598,971              --          --      600,000
   Debt                                                 6,667           67          50,433              --          --       50,500
  Acquisition of joint venture                             --           --         615,774              --          --      615,774
Net loss                                                   --           --              --      (2,567,282)         --   (2,567,282)
                                                   ----------     --------     -----------     -----------     -------   ----------
Balance December 31, 1997                           1,318,767       13,188      18,390,360     (18,638,659)         --     (235,111)

Net loss                                                   --           --              --      (1,344,962)         --   (1,344,962)
                                                   ----------     --------     -----------     -----------     -------   ----------
Balance December 31, 1998                           1,318,767       13,188      18,390,360     (19,983,621)         --   (1,580,073)

Net loss                                                   --           --              --        (311,180)         --     (311,180)
                                                   ----------     --------     -----------     -----------     -------   ----------
Balance December 31, 1999                           1,318,767       13,188      18,390,360     (20,294,801)         --   (1,891,253)

Net loss                                                   --           --              --        (235,304)         --     (235,304)
                                                   ----------     --------     -----------     -----------     -------   ----------
Balance December 31, 2000                           1,318,767     $ 13,188      18,390,360     (20,530,105)         --   (2,126,557)
                                                   ==========     ========     ===========     ===========     =======   ==========


             See auditor's report and notes to financial statements

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                        Cumulative
                                                                                                        December 1,
                                                                                                           1977
                                                                                                        (Inception)
                                                                   Years Ended December 31,               through
                                                           ----------------------------------------     December 31,
                                                              2000           1999          1998            2000
                                                           ------------    ---------    -----------    ------------
Cash flows from operating activities:
  Net loss                                                 $  (235,304)    (311,180)    (1,344,962)    (20,530,105)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and depletion                                       --           --             --       1,910,543
   Provision for uncollectible account                              --           --        350,000         350,000
   Forgiveness of debt                                      (1,768,829)          --             --      (1,768,829)
   Write down of mining and milling and the other
     property and equipment                                    525,000           --        200,000       6,638,901
   Amortization of debt issuance expense                            --           --             --         683,047
   Loss on sale of equipment                                        --           --        225,000         225,000
  Value of common stock issued for:
   Services and interest                                            --           --             --       1,934,894
   Settlement of:
     Litigation                                                     --           --             --         100,000
     Claims by joint venture partner                                --           --             --         936,000
   Compensation resulting from stock options granted                --           --             --         311,900
   Value of stock options granted for services                      --           --             --         112,500
   Equity in net loss of joint venture                              --           --             --         123,971
   Other                                                            --           --             --          (7,123)
  Changes in operating assets and liabilities:
   Interest accrued on mining reclamation bonds                 (2,740)      (2,414)        (3,921)        (14,756)
   Accounts payable and accrued expenses                     1,135,236       34,885        285,010       2,086,501
   Payroll and other taxes                                     (29,960)          --             --         (29,960)
                                                           -----------     --------     ----------     -----------
    Net cash used in operating activities                     (376,597)    (278,709)      (288,873)     (6,937,516)
                                                           -----------     --------     ----------     -----------

Cash flows from investing activities:
 Purchases and additions to mining, milling and other
  property and equipment                                            --           --             --      (5,120,354)
 Purchases of mining reclamation bonds, net                         --           --             --        (125,000)
 Deferred mine development costs and other expenses                 --           --             --        (255,319)
                                                           -----------     --------     ----------     -----------
   Net cash used in investing activities                            --           --             --      (5,500,673)
                                                           -----------     --------     ----------     -----------


             See auditor's report and notes to financial statements

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                          Cumulative
                                                                                          December 1,
                                                                                             1977
                                                                                          (inception)
                                                         Years Ended December 31,           through
                                                     -------------------------------      December 31,
                                                       2000        1999        1998          2000
                                                     --------    -------     -------       ---------
Cash flows from financing activities:
 Issuance of:
   Common stock                                            --         --          --       8,758,257
   Underwriter's stock warrants                            --         --          --             100
 Commissions on sales of common stock                      --         --          --        (381,860)
Purchases of treasury stock                                --         --          --         (12,500)
Payments:
 Deferred underwriting costs                               --         --          --         (63,814)
 Debt issuance expenses                                    --         --          --        (164,233)
Repayments:
 Other notes and loan payables                             --         --          --        (120,000)
 Loans from affiliate                                      --         --          --         (48,661)
Proceeds:
 Exercise of stock options                                 --         --          --         306,300
 Advances from joint venture partner                       --         --          --         526,288
 Other notes and loans payable                        376,597    278,709     287,795       2,258,375
 Loans from affiliate                                      --         --          --          55,954
Issuance of convertible debentures and notes               --         --          --       1,505,000
Advances to joint venture partner                          --         --          --        (181,017)
                                                      -------    -------    --------     -----------

   Net cash provided by financing activities          376,597    278,709     287,795      12,438,189
                                                      -------    -------    --------     -----------

Decrease in cash                                           --         --      (1,078)             --

Cash Beginning                                             --         --       1,078              --

Cash Ending                                                --         --          --              --
                                                      =======    =======    ========     ===========

Supplemental disclosure of cash flow data -
 Interest paid                                             --         --          --         299,868
                                                      =======    =======    ========     ===========


             See auditor's report and notes to financial statements

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 1 - BASIS OF PRESENTATION/GOING CONCERN UNCERTAINTY:

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As of December 31, 2000, 1999 and 1998, the Company had no cash balance, an accumulated deficit of $20,530,105, $20,294,800 and $19,983,600 respectively, and a working capital deficiency of $2,266,300, $2,553,300 and $2,239,700 respectively. The Company was in default on the payment of the principal balances and accrued interest on certain notes and debentures (Notes 5, 6 and 7). In addition to the payable of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations or environmental matters (Note 8B), at a rate of approximately $25,000 per month during the year 2001 as based upon the year 2000 actual costs. Such matters raise substantial doubt as to the Company's ability to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Organization:

          WCM Capital, Inc. (formerly Franklin Consolidated Mining Co., Inc.) (Company), incorporated on December 1, 1976 under the laws of the State of Delaware, was formed to engage in the exploration, development and mining of precious and non-ferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and non-ferrous metal properties. The Company's principal mining properties are (i) the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine, and extract all minerals located in approximately 51 mining claims of which 28 are patented (Franklin Mines) and (ii) the Franklin Mill, a crushing and flotation mill which is located on the site of the Franklin Mines (Franklin Mill). The Company is an exploration stage enterprise, as it did not generate any significant revenues through December 31, 2000.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

          During October 1998, the Company's shareholders approved an amendment to its certificate of incorporation changing the name of the Company to WCM Capital, Inc.

          The Company had an accounting policy of capitalizing milling and mining exploration costs because they are a development stage company and operations had not commenced.

          Subsequent to the year ended December 31, 2000, the Securities and Exchange Commission deemed the financial statements for the years ended December 31, 1996, 1997, 1998 and 1999 as unaudited because the accounting firm for each year did not secure the consent of the prior firm to use their report in the financial statements they reported thereon.

          The SEC also stated that since this was a development stage company for approximately 20 years, the Company should write off as an impairment loss, all the capitalized milling and mining exploration costs as these costs were materially in excess of the present value of projected net profits to be realized from future operations. The Company agreed with the SEC findings.

          Therefore, for the year beginning January 1, 1996, the Company expensed all prior capitalized milling and mining exploration costs, as an impairment loss. This change of accounting policy and correction of an error had a significant impact on the financial statement for the year ended December 31, 1996 and all subsequent years. Therefore the reports on the financial statements for the prior years from December 31, 1998 through December 31, 2000 have been noted and reissued as of December 2001.

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

          Fair value of Financial Instruments:

          The carrying amount of the Company's borrowings approximate fair value.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 2000, 1999 AND 1998

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

          As stated under "Organization of This Note", all prior capitalized milling and mining exploration costs were written off as impairments losses as of December 31, 2000.

          Impairment of Long-Lived Assets:

          The company has adopted the provisions of FASB Statement of Financial Accounting Standards No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS
          121). Under SFAS 121, impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company, due to certain restrictions associated with milling operations, sold the Gold Hill Mill Properties on June 5, 1998 in exchange for property and equipment with a market value of $725,000 and a 14% note receivable of $350,000. As of December 31, 1998, this note was voided and a $200,000 impairment loss was taken against the $725,000 of equipment acquired. As of December 31, 2000, the Company determined that the recoverability of the carrying amount of the equipment was uncertain; therefore, the remaining cost of the equipment was impaired in the amount of $525,000. All other property and equipment were considered impaired as of December 31, 1997, for a total impairment loss of $5,913,901.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

          Income Taxes:

          Deferred income taxes are to be provided on transactions, which are reported in the financial statements in different periods than for income tax purposes. The Company utilized Financial Accounting Board Statement No. 109, "Accounting for Income Taxes," ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is necessary to reduce deferred tax assets to the amounts expected to be realized (Note 9).

          Loss Per Common Share:

          The Company has adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Income or loss per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during each period. Common stock equivalents have been excluded from the computations since the results would be anti-dilutive. Losses per share have been restated for prior periods to give effect to the reverse stock splits during 1999 and 1998 (Note 10).

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

          Statement of Comprehensive Income:

          SFAS 130 "Reporting Comprehensive Income" prescribes standards for reporting comprehensive income and its components. Since the Company currently does not have any items of comprehensive income, a statement of comprehensive income is not required.

NOTE 3 - ACQUISITIONS OF MINING AND MILLING PROPERTIES:

          On December 26, 1976, the Company acquired Gold Developers and Producers Incorporated, a Colorado corporation, which prior to the acquisition, leased 28 patented mining claims from Audrey and David Hayden and Dorothy Kennec pursuant to a mining lease and option to purchase, dated November 12, 1976 (hereinafter referred to as "Hayden" and "Kennec"). In 1981, the Company commenced a rehabilitation program to extend and rehabilitate the shafts and tunnels in place at the Franklin Mines, install the Franklin Mill, and search for and delineate a commercial ore body. In 1983, the Company completed the Franklin Mill.

          On July 3, 1996, the Company acquired the Gold Hill Mill from a wholly owned subsidiary of Gems, in exchange for an 8% mortgage note with an initial principal balance of $2,500,000. The Gold Hill Mill was a fully permitted milling facility located in Boulder, Colorado. All the Gold Hill Mill assets were sold during 1998 (See Note 2).

NOTE 4 - NOTES PAYABLE - RELATED PARTY AND OTHERS:

          Due to related party and others consisting of the following at December 31:

                                                         2000            1999            1998
                                                       --------        -------          -------
          12% unsecured demand notes due to the
           Company's former President and his
           affiliated entity                           $142,718         71,965           71,965
          Secured promissory note (a)                    60,000         60,000           60,000
          Unsecured promissory notes (b)                 94,310         87,000           87,000
                                                       --------        -------          -------
                                                       $297,028        218,965          218,965
                                                       ========        =======          =======

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 4 - NOTES PAYABLE - RELATED PARTY AND OTHERS (continued):

          (a) The outstanding principal balance of the note, payable on July 18, 1996 was defaulted; collateralized by a subordinated security interest in the Company's mining reclamation bond. Interest is payable based on the rate of interest applicable to the mining reclamation bond (8% at December 31, 2000).

          (b) This principal amount represents four unsecured promissory notes. The Company assumed these obligations on Novembers 25, 1997, as part of the acquisition from USM. These notes were in default when assumed by the Company, and remain in default as of December 31, 2000; interest accrued at 17%.

               Accrued interest on the above notes at December 31, 2000 aggregated approximately $45,744.

NOTE 5 - CONVERTIBLE DEBENTURES AND OTHER CONVERTIBLE DEBT:

          As of December 31, 2000, consists of 12.25% convertible debenture maturing December 31, 1994 is $145,000.

          As of December 31, 2000, the Company was in default with respect to the principal balance of the debenture and accrued interest of approximately $102,000. As a result of its default, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debenture holders seeking immediate repayment of principal plus interest and other costs. Management cannot assure that funds will be available for the required payments or the effect will be of any actions brought by or on behalf of the debenture holders (Note 8c).

          In September 1996, the Company acquired a 20% interest in Newmineco by issuing a 9.5% note of $600,000 payable to Gems, convertible to common stock at the Company's option on or after January 1, 1997. On February 10, 1997, the Company notified the assignees that it elected to convert the principal balance into 102,564 shares of common stock, as adjusted, based on the conversation rate of $5.85, per share as adjusted. As a result of problems concerning permitting and various other issues related to the Mogul Mines, the purchase price was reduced to $150,000 on December 31, 1996 and to zero on December 31, 1997. The $450,000 (1996) and $150,000 (1997) reductions in the purchase price were effectuated through an equivalent reduction in the principal balance of an 8% mortgage notes payable to an affiliate of Gems by the Company.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 6 - NOTE PAYABLE - RELATED PARTY:

          The Company had an 8% promissory note outstanding with a balance of $955,756, at December 31, 1997, representing advances to the Company by an affiliated entity, POS Financial, Inc. (POS), a New Jersey corporation, and obligations assumed in connection with the contributions of Joint Venture interest (Note 3). The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties. The note is subject to successive 30-day extensions throughout 1998 and 1999 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties as they are owned by a director of WCM and can exert significant influence over the Company. The principal balance due of $1,768,829 was forgiven by USM at December 31, 2000. Accrued interest of $328,040 remains a liability of the Company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

          On November 13, 1997, Hayden entered into an agreement to sell the Hayden interests to USM for a purchase price of $75,000 (the "Hayden-USM Purchase Agreement"). The purchase price was evidenced by a promissory note, due February 2, 1998. Payment on the note has been waived until USM receives a report of clear title.

          Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to give Hayden mineral rights to some land parcels and will receive royalties which will be expenses as incurred. As of December 31, 2000, USM had not received clear title but continued to make Purchase Agreement extension payments.

          Kennec receives a 50% share on land and mineral rights on certain parcels of acreage.

          All royalty payments made under the Hayden and Kennec agreements were expensed as incurred as mine expenses and environmental remediation costs in the accompanying Statement of Operations.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued):

          The Company pays a monthly rental of $3,500 (on a month to month basis) for the office space, secretarial and other services provided to the Company pursuant to an oral agreement with a non-affiliate. Rent expense was $39,700, $41,000 and $41,000 in 2000,1999 and 1998,
          respectively. As of February 28, 2001, the Company ceased its tenancy.

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

          (c) Litigation:

          The Company is involved in various litigations:

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued):

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

          In order to mitigate the minimum bid price requirement and the Company effectuated reverse stock splits during 1998 and 1999 (Note 10). After each reverse split, the Company's stock price remained above the $1.00 minimum bid price requirement for the necessary ten-day period.

          The Company is currently not in compliance with the minimum bid price requirement, additionally, there can be no assurance that the company's common stock will be able to meet such compliance in the future.

NOTE 8 - INCOME TAXES:

          As of December 31, 2000, the Company had federal net operating loss carryforwards of approximately $11,836,000 available to reduce future federal taxable income, which, if not used, will expire at various dates through December 31, 2020. Changes in the ownership of the
          Company  may  subject   these  loss   carryforwards   to   substantial
          limitations.

          The  Company  has  offset  the  carrying  value  of the  deferred  tax attributable to the potential benefits from such net operating loss carryforwards by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. There are no other material temporary differences.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 9 - STOCKHOLDERS' EQUITY:

          (a) Reverse Stock Splits:

               On May 26, 1998, the Company effectuated a twenty-five-for-one reverse stock split, and on December 20, 1999, a three-for-one reverse stock split. The accompanying financials give retroactive effect to these reverse stock splits.

          (b) Common Stock Reserved for Issuance:

               At December 31, 2000, there were 3,867 shares of common stock reserved for issuance upon the exercise of the 12.25% $145,000 convertible debentures (see Note 6).

          (c) Issuance of Common Stock

               From December 1, 1976 (inception) through December 31, 2000, the Company issued common stock for:

                                                                                     Shares       Amount
                                                                                     ------       ------
               Cash, including net proceeds of $283,995 from
                 Public offering                                                    355,648    $  8,758,256
               Exercise of stock options                                             46,298         792,250
               Commissions on sales of common stock                                      --        (451,483)
               Purchase and retirement of treasury stock                               (666)        (12,500)

               Non-cash, other than related parties:
                   Services and property                                            165,582       1,673,394
                   Conversion of debentures and notes payable                       246,107       2,648,820
                   Stock options and stock warrants granted                              --          39,100
                   Settlement of litigation and other                                13,710         100,000

               Non-cash, related parties:
                   Services and property                                             97,919         918,030
                   Settlement of claims by related parties                           80,000         936,000
                   Repayment of related party loans                                 314,169       3,001,681
                                                                                 ----------    ------------

                                                                                  1,318,767    $ 18,403,548
                                                                                 ==========    ============

                         INDEPENDENT AUDITOR'S REPORT ON
                            SUPPLEMENTARY INFORMATION

To the Board of Directors
WCM CAPITAL, INC.
Millburn, New Jersey

Our report on our audit of the financial statements of WCM Capital, Inc. for the years ended December 31, 2000, 1999 and 1998 appears on page one. That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained on pages 23 to 28 from the interim quarterly reports, the Statements of Operations and the Statements of Cash Flows for the years ended December 31, 1996 and 1997 were prepared by management. We have not audited or reviewed this information and do not express any forms of assurance on them.












                                                    IWA FINANCIAL CONSULTING LLC
                                                    Certified Public Accountants
                                                    Livingston, New Jersey

December 3, 2001

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            SUPPLEMENTARY INFORMATION

                                 BALANCE SHEETS

                                     ASSETS

                                                                      December 31,
                                                    ----------------------------------------------------
                                                      2000      1999      1998       1997         1996
                                                    --------   -------   -------   ---------   ---------
Current assets:
 Cash                                               $     --        --        --       1,078         127
 Prepaid expenses                                         --        --        --          --     107,979
 Advances to joint venture partners                       --        --        --          --     266,438
                                                    --------   -------   -------   ---------   ---------

  Total current assets                                    --        --        --       1,078     374,544
                                                    --------   -------   -------   ---------   ---------

Property and equipment -  at cost                         --   525,000   525,000   1,300,000   2,500,000

 Less: Accumulated depreciation and amortization          --        --        --          --          --
                                                    --------   -------   -------   ---------   ---------

     Net property and equipment                           --   525,000   525,000   1,300,000   2,500,000
                                                    --------   -------   -------   ---------   ---------

Other assets -
   Investment in equity investee                          --        --        --          --     150,000
   Mining reclamation Bonds                          139,756   137,016   134,602     130,681     126,875
                                                    --------   -------   -------   ---------   ---------

         Total other assets                          139,756   137,016   134,602     130,681     276,875
                                                    --------   -------   -------   ---------   ---------

              Total                                 $139,756   662,016   659,602   1,431,759   3,151,419
                                                    ========   =======   =======   =========   =========


         See independent auditor's report on supplementary information

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                           BALANCE SHEETS (CONTINUED)

                            SUPPLEMENTARY INFORMATION

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      December 31,
                                                     ----------------------------------------------------------------------------
                                                         2000            1999             1998            1997            1996
                                                     ------------     -----------     -----------     -----------     -----------
Current liabilities:
  Accounts payable and accrued expenses              $  1,824,285         689,049         684,124         399,114         553,883
  Payroll and other taxes                                      --          29,960              --              --              --
  Convertible note payable                                     --              --              --              --         600,000
  Convertible debentures                                  145,000         145,000         145,000         145,000         145,000
  Notes payable:
   Related companies and others                           297,028         218,965         218,965         167,000          80,000
   U.S. Mining Inc. - related company                          --       1,470,295       1,191,586         955,756              --
                                                     ------------     -----------     -----------     -----------     -----------

     Total current liabilities                          2,266,313       2,553,269       2,239,675       1,666,870       1,378,883
                                                     ------------     -----------     -----------     -----------     -----------

Other liabilities:
  Mortgage note payable                                        --              --              --              --         586,419
  Excess of equity in net losses of joint
   venture over investment                                     --              --              --              --         133,220
                                                     ------------     -----------     -----------     -----------     -----------

      Total other liabilities                                  --              --              --              --         719,639
                                                     ------------     -----------     -----------     -----------     -----------

            Total liabilities                           2,266,313       2,553,269       2,239,675       1,666,870       2,098,522
                                                     ------------     -----------     -----------     -----------     -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.01 per share;
     40,000,000 shares authorized; 1,318,767
   (except 1,207,773 for 1996) shares issued
   and outstanding                                         13,188          13,188          13,188          13,188          12,078
 Additional paid-in capital                            18,390,360      18,390,360      18,390,360      18,390,360      17,112,196
 Deficit accumulated during the exploration stage     (20,530,105)    (20,294,801)    (19,983,621)    (18,638,659)    (16,071,377)
                                                     ------------     -----------     -----------     -----------     -----------

      Total stockholders' equity                       (2,126,557)     (1,891,253)     (1,580,073)       (235,111)      1,052,897
                                                     ------------     -----------     -----------     -----------     -----------

         Total                                       $    139,756         662,016         659,602       1,431,759       3,151,419
                                                     ============     ===========     ===========     ===========     ===========

         See independent auditor's report on supplementary information

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            SUPPLEMENTARY INFORMATION

                            STATEMENTS OF OPERATIONS
            YEARS ENDED DECEMBER 31, 1996 THROUGH DECEMBER 31, 2000

                                                                             Years Ended December 31,
                                                     -------------------------------------------------------------------------
                                                         2000           1999           1998            1997           1996
                                                     -----------     ----------     ----------     -----------     -----------
Revenues:
Sales                                                $        --             --             --              --              --
Interest income                                            2,740          2,414          3,920           3,888           2,351
Forgiveness of debt                                    1,768,829             --             --              --              --
Other income                                                  --             --          4,397              --              --
                                                     -----------     ----------     ----------     -----------     -----------


Total                                                  1,771,569          2,414          8,317           3,888           2,351
                                                     -----------     ----------     ----------     -----------     -----------

Expenses:
Mine expenses and environmental remediation costs         47,049         34,812         62,560         162,945              --
Write down of mining and milling and
other property and equipment                             525,000             --        200,000       1,980,787       3,933,114
General and administrative                             1,195,148        233,829        642,592         368,353         939,701
Interest                                                 239,676        144,953        123,127          33,334         241,818
Equity in net loss and settlement of claims
of Joint Venture                                              --             --             --          (9,249)         12,950
Loss on sale of property                                      --             --        225,000          35,000              --
Other                                                         --       (100,000)       100,000              --              --
                                                     -----------     ----------     ----------     -----------     -----------

Total                                                  2,006,873        313,594      1,353,279       2,571,170       5,127,583
                                                     -----------     ----------     ----------     -----------     -----------

Net loss                                             $  (235,304)      (311,180)    (1,344,962)     (2,567,282)     (5,125,232)
                                                     ===========     ==========     ==========     ===========     ===========

Loss per common share                                $     (0.18)         (0.24)         (0.34)          (0.03)          (0.07)
                                                     ===========     ==========     ==========     ===========     ===========

Weighted average shares outstanding                    1,318,767      1,318,767      3,955,169      98,500,000      74,284,324
                                                     ===========     ==========     ==========     ===========     ===========


         See independent auditor's report on supplementary information

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            SUPPLEMENTARY INFORMATION

                            STATEMENTS OF CASH FLOWS


                                                                                   Years Ended December 31,
                                                            ---------------------------------------------------------------------
                                                                2000          1999          1998           1997           1996
                                                            ------------    ---------    -----------    -----------    ----------
 Cash flows from operating activities:
  Net loss                                                  $  (235,304)    (311,180)    (1,344,962)    (2,567,282)    (5,125,232)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Provision for uncollectible account                              --           --        350,000             --             --
    Forgiveness of debt                                      (1,768,829)          --             --             --             --
    Write down of mining and milling and other equipment        525,000           --        200,000      1,980,787      3,933,114
    Loss on sale of equipment                                        --           --        225,000             --             --
  Value of common stock issued for:
    Services and interest                                            --           --             --         13,000        702,017
    Equity in net (income) loss of joint venture                     --           --             --         (9,249)        12,950
  Changes in operating assets and liabilities:
    Prepaid expenses                                                                                       107,979       (107,979)
    Interest accrued on mining reclamation bonds                 (2,740)      (2,414)        (3,921)        (3,806)        (1,875)
    Accounts payable and accrued expenses                     1,135,236       34,885        285,010       (104,986)       274,607
    Payroll and other taxes                                     (29,960)          --             --             --             --
                                                            -----------     --------     ----------     ----------     ----------

     Net cash used in operating activities                     (376,597)    (278,709)      (288,873)      (583,557)      (312,398)
                                                            -----------     --------     ----------     ----------     ----------

Cash flows from investing activities:
 Purchases and additions to mining, milling and other
 property and equipment                                              --           --             --             --        (85,000)
 Purchases of mining reclamation bonds, net                          --           --             --             --        (80,000)
                                                            -----------     --------     ----------     ----------     ----------

    Net cash used in investing activities                   $        --           --             --             --       (165,000)
                                                            ===========     ========     ==========     ==========     ==========


         See independent auditor's report on supplementary information

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            SUPPLEMENTARY INFORMATION

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                               Years Ended December 31,
                                                 ------------------------------------------------------
                                                  2000       1999        1998        1997        1996
                                                 -------    -------    --------     -------    --------
Cash flows from financing activities:
 Issuance of:
   Common stock                                       --         --          --          --     297,600
 Proceeds:
   Advances from joint venture partner                --         --          --      37,234          --
   Other notes and loans payable                 376,597    278,709     287,795     547,274      80,000
 Issuance of convertible debentures and notes         --         --          --          --     200,000
 Advances to joint venture partner                    --         --          --          --    (218,251)
                                                 -------    -------    --------     -------    --------

  Net cash provided by financing activities      376,597    278,709     287,795     584,508     359,349
                                                 -------    -------    --------     -------    --------

Increase in cash                                      --         --      (1,078)        951    (118,049)

Cash - Beginning of period                            --         --       1,078         127     118,176
                                                 -------    -------    --------     -------    --------

Cash - End of period                                  --         --          --       1,078         127
                                                 =======    =======    ========     =======    ========

         See independent auditor's report on supplementary information

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                      CONDENSED SUPPLEMENTARY INFORMATION

                         LOSS FROM                                                   STOCKHOLDERS'
     QUARTER             OPERATIONS/    NET LOSS                                        EQUITY
      ENDED               NET LOSS      PER SHARE       ASSETS        LIABILITIES     (DEFICIENCY)
------------------      ------------    ---------     ----------      -----------     ------------
March 31, 1996          $(4,109,000)     $(0.60)      $   93,318      $1,051,402      $  (958,084)

June 30, 1996              (195,616)         --          125,367         720,747         (595,380)

September 30, 1996         (583,114)      (0.01)       3,226,954       2,396,867          830,087

March 31, 1997             (125,907)         --        3,028,771       2,101,781          926,990

June 30, 1997              (181,995)         --        2,838,868       1,443,373        1,395,495

September 30, 1997         (183,593)         --        2,656,776       1,431,874        1,224,902

March 31, 1998             (139,955)         --        1,431,661       1,806,727         (375,066)

June 30, 1998              (390,790)      (0.10)       1,211,044       1,976,900         (765,856)

September 30, 1998         (119,285)      (0.03)       1,224,275       2,109,415         (885,140)

March 31, 1999              (74,519)      (0.02)         660,001       2,314,592       (1,654,591)

June 30, 1999               (90,108)      (0.03)         660,073       2,405,372       (1,745,299)

September 30, 1999          (74,095)      (0.02)         661,345       2,480,139       (1,818,794)

March 31, 2000             (166,700)      (0.13)         662,701       2,720,652       (2,057,951)

June 30, 2000               (99,025)      (0.08)         663,386       2,820,363       (2,156,977)

September 30, 2000         (127,891)      (0.10)         664,071       2,948,938       (2,284,867)

         See independent auditor's report on supplementary information

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

The Company retained JH Cohn & Company as its independent auditors for fiscal year 2000. JH Cohn was the independent auditor for the Company through fiscal year 1997

On April 9, 2000, the Company notified JH Cohn & Company. Certified Public Accountants that it would no longer serve as its independent auditors. The decision to dismiss JH Cohn & Company was approved by the Board of Directors of the Company. JH Cohn was dismissed prior to issuing any reports on behalf of the Company. The Company retained Polakoff, Weismann, Leen, LLC as its independent auditors for fiscal year 2000.


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

Item 10. Executive Compensation

Except with respect to Mr. Brannon, no compensation has been awarded to, earned by, or paid to any of the named executives or directors of the Company during the fiscal year ended 2000. On or about June 1, 2000, the Company issued 169,750 shares of Common Stock to Richard Brannon. The shares were issued to Mr. Brannon for present and future services rendered in connection with the Company's mining business. These shares were originally issued in accordance with the exemption from registration under Section 4(2) of the Act and were subsequently registered by the Company on Form S-8 on or about June 6, 2000.


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

Name and                                      Amount and             Percentage
Address of                                    Nature of              of Class
Beneficial                                    Beneficial
Owner (1)(6)                                  Ownership

Robert L. Waligunda(3)                            856(4)                .06
George E. Otten(2)                                -0-                   -0-
Richard Brannon (3)(5)
William C. Martucci(3)                            -0-                   -0-
William H. Wishinsky(3)                           -0-                   -0-
Casey Myhre(3)                                    -0-                   -0-
Vincent A. DeMartino(3)                           -0-                   -0-
                                                  ---                   ---

All Directors and Executive                       856                   .06%
Officers as a Group

-------------
*Less than 1%

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

(6) Does not include 153,690 shares of Common Stock issued to Joseph Laura in May, 2000 but rescinded in December, 2000.


Item 12. Certain Relationships and Related Transactions

In early 1997, a former officer of the Company introduced Gems to William C. Martucci ("Martucci") at which time Gems began negotiations with Martucci to effectuate a business combination with Martucci's businesses and Gems business ventures. At that time, Gems controlled an 82.5% interest in the Zeus No. 1 Investments, a California General Partnership formed by the Company and Gems to facilitate the rehabilitation, reclamation and reopening of the Company's mining ventures (the "Zeus Joint Venture").


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

On October 19, 1998, the Company made a formal application to NASDAQ in accordance with Rule 4310(C)(25)(H)(ii) of the NASDAQ Stock Market for a waiver of the requirement that the Company call a meeting of its stockholders to approve the issuance of over 20% in the aggregate of its stock to USM at a price below market price. The rule allows for a waiver of this requirement when, among other things, a delay in securing stockholder approval would seriously jeopardize the financial viability of the Company. On or about October 24, 1998, the NASDAQ Stock Market contacted the Company and indicated that it was inclined to deny the Company's application unless additional information was submitted for review. The Company thereafter withdrew its application and re-opened negotiations with USM. The Company sought to continue discussions with Martucci in hopes of preventing a foreclosure on the USM Note. The Company was successful in convincing Martucci to continue funding the Company in hopes that the Company could begin operations and generate revenues to repay the USM Note.

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


-------------------------------------------------------------------------------

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

Since the expiration of the purchase agreement, there have been no further negotiations between the Company and USM with respect to a possible business combination or other transaction. The Company has not made any payments to USM in satisfaction of its indebtedness, rather, USM has agreed and is continuing to fund the Company on a month-to-month basis. Additionally, USM has forgiven all monies owed by the Company, not including accrued interest, as of December 31, 2000. The balance forgiven was $1,768,829 and is included in revenues for the year ended December 31, 2000.


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

10.40 Agreement dated January 2000, by and between the Company and US Mining, Inc. (Incorporated by reference in Preliminary Proxy dated February 22, 2000).

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

                                          WCM CAPITAL, INC.
                               (Formerly FRANKLIN CONSOLIDATED MINING CO., INC.)

                               /s/ Robert Waligunda

January 11, 2002               --------------------------------------
                               Robert Waligunda, President/Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert Waligunda
--------------------------        President, Treasurer            January 11, 2002
    Robert Waligunda                and Director

/s/ Richard Brannon
--------------------------        Vice President/Secretary        January 11, 2002
    Richard Brannon

/s/ George Otten
--------------------------        Vice President                  January 11, 2002
    George Otten

/s/ William C. Martucci              Director                     January 11, 2002
--------------------------
    William C. Martucci

/s/ Casey Meyer                      Director                     January 11, 2002
--------------------------
    Casey Meyer

/s/ William Wishinsky                Director                     January 11, 2002
--------------------------
    William Wishinsky

/s/ Vincent A. DeMartino             Director                     January 11, 2002
--------------------------
    Vincent A. DeMartino


--------------------------------------------------------------------------------
                                    Page 32