Form 10QSB/A
period 2001-03-31
WCM CAPITAL INC
filed 2002-01-14
CIK 215913

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


Yes [X]                                                No [_]

                                WCM CAPITAL INC.

                              FINANCIAL STATEMENTS

                   THREE MONTH PERIOD MARCH 31, 2001 AND 2000

                                    CONTENTS


                                                                      Page

Accountant's Review Report                                              1

Financial Statements:

  Balance Sheets                                                      2 - 3

  Statements of Operations                                              4

  Statements of Cash Flows                                            5 - 6

Notes to Financial Statements                                        7 - 18

                           ACCOUNTANT'S REVIEW REPORT



To the Board of Directors
WCM CAPITAL, INC.
Millburn, New Jersey

     We have reviewed the accompanying Balance Sheet of WCM Capital, Inc. as of March 31, 2001 and the related Statement of Operations and Cash Flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of WCM Capital Inc.

     A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review we are not aware of any material modifications that should be made to the March 31, 2001 financial statements in order for them to be in conformity with generally accepted accounting principles with the following exceptions.


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



                                                    IWA FINANCIAL CONSULTING LLC
December 11, 2001

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                     ASSETS



                                                             March 31,
                                                       ----------------------
                                                         2001          2000
                                                       --------      --------

Property and equipment -  at cost                      $     --       525,000

   Less: Accumulated depreciation and amortization           --            --
                                                       --------      --------

          Net property and equipment                         --       525,000
                                                       --------      --------

Other assets -
Mining reclamation bonds                                140,455       137,701
                                                       --------      --------

          Total                                        $140,455       662,701
                                                       ========      ========


             See auditors' report and notes to financial statements

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         March 31,
                                                               -------------------------------
                                                                   2001               2000
                                                               ------------       ------------
Current liabilities:
Accounts payable and accrued expenses                          $  1,848,573            699,289
Payroll and other taxes                                              29,960
Convertible debentures                                              145,000            145,000
Notes payable:
Related companies and others                                        297,029            218,965
U.S. Mining Inc. - related company                                   31,901          1,627,438
                                                               ------------       ------------

          Total current liabilities                               2,322,503          2,720,652
                                                               ------------       ------------

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.01 per share; 40,000,000 shares
 authorized; 1,318,767 shares issued and outstanding                 13,188             13,188
Additional paid-in capital                                       18,390,360         18,390,360
Deficit accumulated during the exploration stage                (20,585,596)       (20,461,499)
                                                               ------------       ------------

          Total stockholders' equity                             (2,182,048)        (2,057,951)
                                                               ------------       ------------

               Total                                           $    140,455            662,701
                                                               ============       ============


             See auditors' report and notes to financial statements.

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS


                                                                                            Cumulative
                                                                                            December 1,
                                                                                               1977
                                                                                            (Inception)
                                                             Three Months Ended               through
                                                                  March 31,                  March 31,
                                                            2001             2000              2001
                                                         -----------      -----------      -----------
Revenues:
 Sales                                                   $        --               --          876,082
 Interest income                                                 700              685          554,549
 Forgiveness of debt                                              --               --        1,768,829
 Other income                                                     --               --           79,397
                                                         -----------      -----------      -----------

   Total                                                         700              685        3,278,857
                                                         -----------      -----------      -----------

Expenses:
 Mine expenses and environmental remediation costs                --              480        3,668,159
 Write down of inventories                                        --               --          223,049
 Loss on sale/write down of mining, milling and
  other property and equipment                                    --        6,638,901
 Depreciation and depletion                                       --               --        1,910,543
 General and administrative                                   40,911          126,768        7,718,265
 Interest                                                     15,280           40,137        1,541,388
 Amortization of debt issuance                                    --          683,047
 Loss on settlement of litigation                                 --               --          100,000
 Loss on sale of property                                         --               --          225,000
 Equity in net loss and settlement of claims                      --
  of Joint Venture                                                --        1,059,971
 Other                                                            --               --           96,130
                                                         -----------      -----------      -----------

   Total                                                      56,191          167,385       23,864,453
                                                         -----------      -----------      -----------

Net loss                                                 $   (55,491)        (166,700)     (20,585,596)
                                                         ===========      ===========      ===========

Loss per common share                                    $     (0.04)           (0.13)
                                                         ===========      ===========

Weighted average shares outstanding                        1,318,767        1,318,767
                                                         ===========      ===========

             See auditors' report and notes to financial statements.

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                                 Cumulative
                                                                                                 December 1,
                                                                                                    1977
                                                                                                 (Inception)
                                                                   Three Months Ended              through
                                                                       March 31,                  March 31,
                                                                 2001             2000              2001
                                                              -----------      -----------       -----------
Cash flows from operating activities:
 Net loss                                                     $   (55,491)        (166,700)      (20,585,596)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and depletion                                           --               --         1,910,543
  Forgiveness of debt                                                  --               --        (1,768,829)
  Provision for uncollectible account                                  --               --           350,000
  Write down of mining, milling and the other
   property and equipment                                              --               --         6,638,901
  Amortization of debt issuance expense                                --               --           683,047
  Loss on sale of equipment                                            --               --           225,000
 Value of common stock issued for:
  Services and interest                                                --               --         1,934,894
  Settlement of:
   Litigation                                                          --               --           100,000
   Claims by joint venture partner                                     --               --           936,000
  Compensation resulting from stock options granted                    --               --           311,900
  Value of stock options granted for services                          --               --           112,500
  Equity in net loss of joint venture                                  --               --           123,971
  Other                                                                --               --            (7,123)
 Changes in operating assets and liabilities:
  Interest accrued on mining reclamation bonds                       (699)            (685)          (15,455)
  Accounts payable and accrued expenses                            24,289           10,240         2,110,790
  Payroll and other taxes                                              --               --           (29,960)
                                                              -----------      -----------       -----------
   Net cash used in operating activities                          (31,901)        (157,145)       (6,969,417)
                                                              -----------      -----------       -----------

Cash flows from investing activities:
 Purchases and additions to mining, milling and other
  property and equipment                                               --               --        (5,120,354)
 Purchases of mining reclamation bonds, net                            --               --          (125,000)
 Deferred mine development costs and other expenses                    --               --          (255,319)
                                                              -----------      -----------       -----------
   Net cash used in investing activities                               --               --        (5,500,673)
                                                              -----------      -----------       -----------

             See auditors' report and notes to financial statements.

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                          Cumulative
                                                                                          December 1,
                                                                                            1977
                                                                                         (inception)
                                                          Three Months Ended               through
                                                               March 31,                  March 31,
                                                          2001            2000              2001
                                                       -----------     -----------       -----------
Cash flows from financing activities:
 Issuance of:
  Common stock                                         $        --              --         8,758,257
  Underwriter's stock warrants                                  --              --               100
 Commissions on sales of common stock                           --              --          (381,860)
 Purchases of treasury stock                                    --              --           (12,500)
 Payments:                                                                                        --
  Deferred underwriting costs                                   --              --           (63,814)
  Debt issuance expenses                                        --              --          (164,233)
 Repayments:                                                                                      --
  Other notes and loan payables                                 --              --          (120,000)
  Loans from affiliate                                          --              --           (48,661)
 Proceeds:                                                                                        --
  Exercise of stock options                                     --              --           306,300
  Advances from joint venture partner                           --              --           526,288
  Other notes and loans payable                             31,901         157,145         2,290,276
  Loans from affiliate                                          --              --            55,954
 Issuance of convertible debentures and notes                   --              --         1,505,000
 Advances to joint venture partner                              --              --          (181,017)
                                                       -----------     -----------       -----------

   Net cash provided by financing activities                31,901         157,145        12,470,090
                                                       -----------     -----------       -----------

Increase (decrease) in cash                                     --              --                --

Cash Beginning                                                  --              --                --
                                                       -----------     -----------       -----------

Cash Ending                                            $        --              --                --
                                                       ===========     ===========       ===========

Supplemental disclosure of cash flow data -
 Interest paid                                         $        --              --           299,868
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

                                WCM CAPITAL INC.
                        (An EXPLORATION STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


NOTE A - BASIS OF PRESENTATION/GOING CONCERN UNCERTAINTY:

     The accompanying financial statements have been prepared assuming WCM Capital Inc. (The "Company") will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As of March 31, 2001 and 2000, the Company did not have any cash balances, an accumulated deficit of $20,585,596 and $20,461,499,
     respectively,   and  current  liabilities  of  $2,322,503  and  $2,720,652, respectively, and a working capital deficiency of $2,322,503 and $2,720,652, respectively. The Company was in default on the payment of the principal balances and accrued interest on certain notes and debentures (Notes D, E and F). In addition to the payable of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations or environmental matters (Note
     Gb), at a rate of approximately $25,000 per quarter during the year 2001 as based upon the year 2000 actual costs. Actual relative expenses thereto have been $4,000 a quarter. Such matters raise substantial doubt as to the Company's ability to continue as a going concern.

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

     Substantially all of the plant and equipment is related to exploration properties. The ultimate realization of the Company's investment in such properties and equipment is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and future profitable production. Accordingly, it has been determined that these assets will not realize any future profitable production, therefore, with the exception of the Gold Hill Mill, as noted in Note B and C, substantially all other assets have been written off as impaired.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

     Income Taxes:

     Deferred income taxes are to be provided on transactions, which are reported in the financial statements in different periods than for income tax purposes. The Company utilized Financial Accounting Board Statement No. 109, "Accounting for Income Taxes," ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized (Note H).

     Loss Per Common Share:

     The Company has adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Common stock equivalents have been excluded from the computations since the results would be anti-dilutive. Losses per share have been restated for prior periods to give effect to the reverse stock splits during 1999 (Note I).

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

NOTE C - ACQUISITIONS OF MINING AND MILLING PROPERTIES:


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

     At December 31, 1997, the Company reduced by $1,200,000 the carrying value of certain of the Gold Hill Mill assets to $1,300,000, which approximates management's estimate of fair value. All the Gold Hill Mill assets were sold during 1998 (see Note B).

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


NOTE D - NOTES PAYABLE - RELATED PARTY AND OTHERS:

     Due to related party and others consisting of the following at March 31:

                                                           2001           2000
                                                         --------      --------
     12% unsecured demand notes due to the
       Company's former President and his affiliated
       entity                                            $142,719        71,965
     Secured promissory note (a)                           60,000        60,000
     Unsecured promissory notes (b)                        94,310        87,000
                                                         --------      --------
                                                         $297,029       218,965
                                                         ========      ========

     (a) The outstanding principal balance payable on July 18, 1996 was defaulted. Collateralized by a subordinated security interest in the Company's mining reclamation bonds. Interest is payable based on the rate of interest applicable to the mining reclamation bond (8% at March 31, 2001).

     (b) This principal amount represents four unsecured promissory notes. The Company assumed these obligations on Novembers 25, 1997, as part of the acquisition from USM. These notes were in default at this time and remained in default as of March 31, 2001; interest accrued at 17%.

          Accrued interest on the above notes at March 31, 2001 and 2000 aggregated approximately $91,000 and $71,000, respectively.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE E - CONVERTIBLE DEBENTURES AND OTHER CONVERTIBLE DEBT:

     At March 31, 2001 and 2000 consisted of a $145,000 12.25% convertible debenture, which matured December 31, 1994.

     As of March 31, 2001 and 2000, the Company was in default with respect to the principal balance of the debenture and accrued interest of approximately $107,000 and $88,000, respectively. As a result, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or by debenture holders seeking repayment of principal plus interest and other costs. Management cannot assure that funds will be available for the required payments or the effect of any actions brought by or on behalf of the debenture holders (Note Gc).

     In September 1996, the Company acquired a 20% interest in Newmineco by issuing a 9.5% note payable of $600,000 to Gems, convertible to common stock at the Company's option on or after January 1, 1997. On February 10, 1997, the Company notified the assignees that it elected to convert the principal balance into 102,564 shares of common stock, as adjusted, based on the conversation rate of $5.85 per share. As a result of problems concerning obtaining permits and various other issues related to Mogul Mines, the purchase price was reduced to $150,000 on December 31, 1996 and to zero on December 31, 1997 (Note B). The $450,000 and $150,000 reductions in the purchase price in 1996 and 1997 respectively were effectuated through an equivalent reduction in the principal balance of an 8% mortgage note payable to an affiliate of Gems.

NOTE F - NOTE PAYABLE - RELATED PARTY:

     The Company issued an 8% promissory note for the outstanding balance of $955,756, at December 31, 1997, representing advances to the Company by an affiliated entity, POS Financial, Inc. (POS), a New Jersey corporation and obligations assumed in connection with the contributions of Joint Venture interest (Note B). The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties; subject to successive 30-day extensions throughout 1998 and 1999 subject to the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties as they are owned by a director of WCM and can exert significant influence over the Company. Additional amounts were loaned to the Company by USM during 1999 and 2000. The principal balance due of $1,768,829 was forgiven by USM at December 31, 2000. Accrued interest of $328,040 remains a liability of the Company. The balance due on the note at March 31, 2000 aggregated $1,470,295 plus accrued interest of $198,745.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE F - NOTE PAYABLE - RELATED PARTY (continued):

     Additional amounts were loaned to the Company through March 31, 2001 and remain unpaid as of that date.

NOTE G - COMMITMENTS AND CONTINGENCIES:

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


NOTE G - COMMITMENTS AND CONTINGENCIES (continued):

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


NOTE G - COMMITMENTS AND CONTINGENCIES (continued):


     (d)  NASDAQ Notification:

     During 1998 and 1999, the Company received notification letters from NASDAQ informing them that the Company's common stock was not in compliance with the NASDAQ small-cap market price requirement of $1.00, which became effective on February 23, 1998.

     In order to mitigate the minimum bid price requirement, the Company effectuated reverse stock splits during 1998 and 1999 (Note 10). After each reverse split the Company's stock price remained above the $1.00 minimum bid price requirement for the necessary ten-day period.

     The Company is currently not in compliance with the minimum bid price requirement, and there can be no assurance that the company's common stock will, in the future be able to meet such compliance.

NOTE H - INCOME TAXES:

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


NOTE H - INCOME TAXES (continued):

                                                                 Deferred         Valuation
                                                                 Tax Asset        Allowance
                                                                ----------       ----------
          Balance at December 31, 1998                          $4,509,000        4,509,000

          Increase in Federal deferred tax asset, year
          ended December 31, 1999                                  105,000          105,000
                                                                ----------       ----------

          Balance at December 31, 1999                           4,614,000        4,614,000

          Increase in Federal deferred tax asset, year
          ended December 31, 2000                                   80,000           80,000
                                                                ----------       ----------

          Balance at December 31, 2000                           4,684,000        4,684,000

          Increase in Federal deferred tax asset, Three
          Months ended March 31, 2001                               19,000           19,000
                                                                ----------       ----------

          Balance at March 31, 2001                             $4,703,000        4,703,000
                                                                ==========       ==========

NOTE I - STOCKHOLDERS' EQUITY:

     (a)  Reverse Stock Splits:

          On May 26, 1998 and December 20, 1999 reverse stock splits of 25 to 1 and 3 to 1 respectively were effected.

     (b)  Common Stock Reserved for Issuance:

          At March 31, 2001 and 2000, there were 3,867 shares of common stock reserved for issuance upon the exercise of the 12.25% $145,000 convertible debentures (see Note E).

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


NOTE I - STOCKHOLDERS' EQUITY (continued):

     (c)  Issuance of Common Stock

          From December 1, 1977 (inception) through March 31, 2001, the Company issued common stock for:

                                                                  Shares           Amount
                                                                ---------       -----------
          Cash, including net proceeds of $283,995 from
          Public offering                                         355,648       $ 8,758,256

          Exercise of stock options                                46,298           792,250

          Commissions on sales of common stock                         --          (451,483)

          Purchase and retirement of 666 shares -
          treasury stock                                             (666)          (12,500)

          Non-cash, other than related parties:
            Services and property                                 165,582         1,673,394

            Conversion of debentures and notes payable            246,107         2,648,820

            Stock options and stock warrants granted                   --            39,100

            Settlement of litigation and other                     13,710           100,000

           Non-cash, related parties:
            Services and property                                  97,919           918,030

            Settlement of claims by related parties                80,000           936,000

            Repayment of related party loans                      314,169         3,001,681
                                                                ---------       -----------

                                                                1,318,767       $18,403,548
                                                                =========       ===========

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


                                       2
WCM Capital, Inc.
10-QSB Quarter Ended 3/31/01

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

Results of Operations:

Three months ended March 31,  2001 Compared to Three Months Ended March 31, 2000

The Company had a net loss of $55,491 for the three months ended March 31, 2001 as compared to a net loss of $166,700 during the same period in 2000.

Environmental remediation costs and mine expenses were $Zero for the three months ended March 31, 2001 compared to $480 during the same period in 2000. This decrease was due to inactivity.

General and administrative expenses were $40,911 for the three months ended March 31, 2001 compared with $126,768 during the same period in 2000. This decrease resulted principally from decrease in legal and professional fees.

Interest expense was $15,280 during the three months ended March 31, 2001 as compared to $40,137 during the same period in 2000. This decrease was due to an over apparent accrual for 2000.


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


                                       3
WCM Capital, Inc.
10-QSB Quarter Ended 3/31/01

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


                                       4
WCM Capital, Inc.
10-QSB Quarter Ended 3/31/01

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

                  NONE

Item 3.  Default on Senior Securities

                  See Item 1. Legal Proceedings - Convertible Debenture

Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

Item 5. Other Information


                                       5
WCM Capital, Inc.
10-QSB Quarter Ended 3/31/01

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

Item 6. Exhibits and Reports on Form 8-K (all filed in original filing)

     A.   Exhibits

          NONE

     B.   Reports on Form 8-K

          NONE


                                       6
WCM Capital, Inc.
10-QSB Quarter Ended 3/31/01

                                    SIGNATURE


In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                WCM CAPITAL, INC.


                                                /s/ Robert Waligunda
Date: January 11, 2002                          -----------------------------
                                                Robert Waligunda, President



                                       7
WCM Capital, Inc.
10-QSB Quarter Ended 3/31/01