Form 10QSB/A
period 2001-06-30
WCM CAPITAL INC
filed 2002-01-14
CIK 215913

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


P.O. Box 343, Millburn, New Jersey                       07041
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area code       (212) 344-2828

The Number of Shares Outstanding of Common Stock
$.01 Par Value, at June 30, 2001                         1,318,767


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.


          Yes [X]                                No [_]

                                WCM CAPITAL INC.

                              FINANCIAL STATEMENTS

                     SIX MONTH PERIOD JUNE 30, 2001 AND 2000

                                    CONTENTS


                                                            Page
                                                            ----

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

     We have reviewed the accompanying Balance Sheet of WCM Capital, Inc. as of June 30, 2001 and the related Statement of Operations and Cash Flows for the Six Months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of WCM Capital Inc.

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



                                                    IWA FINANCIAL CONSULTING LLC
December 11, 2001

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                     ASSETS



                                                               June 30,
                                                         ----------------------
                                                           2001          2000
                                                         --------      --------
Property and equipment -  at cost                        $     --       525,000

   Less: Accumulated depreciation and amortization             --            --
                                                         --------      --------

          Net property and equipment                           --       525,000
                                                         --------      --------

Other assets -
Mining reclamation bonds                                  141,154       138,386
                                                         --------      --------

          Total                                          $141,154       663,386
                                                         ========      ========



             See auditors' report and notes to financial statements

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          June 30,
                                                                ------------------------------
                                                                    2001              2000
                                                                ------------      ------------
Current liabilities:
 Accounts payable and accrued expenses                          $  1,868,854           786,010
 Payroll and other taxes                                              29,960
 Convertible debentures                                              145,000           145,000
 Notes payable:
  Related companies and others                                       297,029           218,965
  U.S. Mining Inc. - related company                                  45,637         1,640,428
                                                                ------------      ------------

          Total current liabilities                                2,356,520         2,820,363
                                                                ------------      ------------

Commitments and contingencies

Stockholders' equity:
 Common stock, par value $.01 per share; 40,000,000 shares
  authorized; 1,318,767 shares issued and outstanding                 13,188            13,188
 Additional paid-in capital                                       18,390,360        18,390,360
 Deficit accumulated during the exploration stage                (20,618,914)      (20,560,525)
                                                                ------------      ------------

          Total stockholders' equity                              (2,215,366)       (2,156,977)
                                                                ------------      ------------

               Total                                            $    141,154           663,386
                                                                ============      ============


             See auditors' report and notes to financial statements.

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS


                                                                                                                         Cumulative
                                                                                                                         December 1,
                                                                                                                            1977
                                                                                                                         (Inception)
                                                                Six Months Ended             Three months ended            through
                                                                    June 30,                       June 30,               June 30,
                                                               2001            2000           2001           2000           2001
                                                            -----------    -----------    -----------    -----------    -----------
Revenues:
 Sales                                                      $        --             --             --             --        876,082
 Interest income                                                  1,399          1,370            699            685        555,248
 Forgiveness of debt                                                 --             --             --             --      1,768,829
 Other income                                                        --             --             --             --         79,397
                                                            -----------    -----------    -----------    -----------    -----------

   Total                                                          1,399          1,370            699            685      3,279,556
                                                            -----------    -----------    -----------    -----------    -----------

Expenses:
 Mine expenses and environmental remediation costs                   --         36,886             --         36,406      3,668,159
 Write down of inventories                                           --             --             --             --        223,049
 Loss on sale/write down of mining, milling and                                                                                  --
  other property and equipment                                       --             --             --      6,638,901
 Depreciation and depletion                                          --             --             --             --      1,910,543
 General and administrative                                      59,647        147,853         18,736         21,086      7,737,001
 Interest                                                        30,561         82,355         15,555         42,218      1,556,669
 Amortization of debt issuance                                       --             --             --        683,047
 Loss on settlement of litigation                                    --             --             --             --        100,000
 Loss on sale of property                                            --             --             --             --        225,000
 Equity in net loss and settlement of claims                                                                                     --
  of Joint Venture                                                   --             --             --      1,059,971
 Other                                                               --             --             --             --         96,130
                                                            -----------    -----------    -----------    -----------    -----------

   Total                                                         90,208        267,094         34,291         99,710     23,898,470
                                                            -----------    -----------    -----------    -----------    -----------

Net loss                                                    $   (88,809)      (265,724)       (33,592)       (99,025)   (20,618,914)
                                                            ===========    ===========    ===========    ===========    ===========

Loss per common share                                       $     (0.07)         (0.20)         (0.03)         (0.08)
                                                            ===========    ===========    ===========    ===========

Weighted average shares outstanding                           1,318,767      1,318,767      1,318,767      1,318,767
                                                            ===========    ===========    ===========    ===========


             See auditors' report and notes to financial statements.

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                                  Cumulative
                                                                                                  December 1,
                                                                                                     1977
                                                                                                  (Inception)
                                                                    Six Months Ended                through
                                                                         June 30,                   June 30,
                                                                    2001            2000              2001
                                                                -----------      -----------      -----------
Cash flows from operating activities:
 Net loss                                                       $   (88,809)        (265,724)     (20,618,914)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and depletion                                             --               --        1,910,543
  Forgiveness of debt                                                    --               --       (1,768,829)
  Provision for uncollectible account                                    --               --          350,000
  Write down of mining, milling and the other
   property and equipment                                                --               --        6,638,901
  Amortization of debt issuance expense                                  --               --          683,047
  Loss on sale of equipment                                              --               --          225,000
 Value of common stock issued for:
  Services and interest                                                  --               --        1,934,894
  Settlement of:
   Litigation                                                            --               --          100,000
   Claims by joint venture partner                                       --               --          936,000
 Compensation resulting from stock options granted                       --               --          311,900
 Value of stock options granted for services                             --               --          112,500
 Equity in net loss of joint venture                                     --               --          123,971
 Other                                                                   --               --           (7,123)
Changes in operating assets and liabilities:
 Interest accrued on mining reclamation bonds                        (1,398)          (1,370)         (16,154)
 Accounts payable and accrued expenses                               44,569           96,960        2,131,070
 Payroll and other taxes                                                 --               --          (29,960)
                                                                -----------      -----------      -----------
   Net cash used in operating activities                            (45,638)        (170,134)      (6,983,154)
                                                                -----------      -----------      -----------

Cash flows from investing activities:
 Purchases and additions to mining, milling and other
  property and equipment                                                 --               --       (5,120,354)
 Purchases of mining reclamation bonds, net                              --               --         (125,000)
 Deferred mine development costs and other expenses                      --               --         (255,319)
                                                                -----------      -----------      -----------
   Net cash used in investing activities                                 --               --       (5,500,673)
                                                                -----------      -----------      -----------


             See auditors' report and notes to financial statements.

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                           Cumulative
                                                                                           December 1,
                                                                                              1977
                                                                                           (inception)
                                                            Six Months Ended                 through
                                                                 June 30,                   June 30,
                                                            2001             2000             2001
                                                        -----------      -----------      -----------
Cash flows from financing activities:
 Issuance of:
  Common stock                                          $        --               --        8,758,257
  Underwriter's stock warrants                                   --               --              100
 Commissions on sales of common stock                            --               --         (381,860)
 Purchases of treasury stock                                     --               --          (12,500)
 Payments:                                                                                         --
  Deferred underwriting costs                                    --               --          (63,814)
  Debt issuance expenses                                         --               --         (164,233)
 Repayments:                                                                                       --
  Other notes and loan payables                                  --               --         (120,000)
  Loans from affiliate                                           --               --          (48,661)
 Proceeds:                                                                                         --
  Exercise of stock options                                      --               --          306,300
  Advances from joint venture partner                            --               --          526,288
  Other notes and loans payable                              45,638          170,134        2,304,013
  Loans from affiliate                                           --               --           55,954
 Issuance of convertible debentures and notes                    --               --        1,505,000
 Advances to joint venture partner                               --               --         (181,017)
                                                        -----------      -----------      -----------

     Net cash provided by financing activities               45,638          170,134       12,483,827
                                                        -----------      -----------      -----------

Increase (decrease) in cash                                      --               --               --

Cash Beginning                                                   --               --               --
                                                        -----------      -----------      -----------

Cash Ending                                             $        --               --               --
                                                        ===========      ===========      ===========

Supplemental disclosure of cash flow data -
 Interest paid                                          $        --               --          299,868
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

                                WCM CAPITAL INC.
                        (An EXPLORATION STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


NOTE A - BASIS OF PRESENTATION/GOING CONCERN UNCERTAINTY:

     The accompanying financial statements have been prepared assuming WCM Capital Inc. (The "Company") will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As of June 30, 2001 and 2000, the Company did not have any cash balances, an accumulated deficit of $20,618,914 and $20,560,525,
     respectively,   and  current  liabilities  of  $2,356,520  and  $2,820,363, respectively, and a working capital deficiency of $2,356,520 and $2,820,363, respectively. The Company was in default on the payment of the principal balances and accrued interest on certain notes and debentures (Notes D, E and F). In addition to the payable of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations or environmental matters (Note
     Gb), at a rate of approximately $25,000 per quarter during the year 2001 as based upon the year 2000 actual costs. Actual relative expenses thereto have been $4,000 a quarter. Such matters raise substantial doubt as to the Company's ability to continue as a going concern.

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

     Impairment of Long-Lived Assets:

     The company has adopted the provisions of FASB Statement of Financial Accounting Standards No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). Under SFAS 121, impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company, due to certain restrictions associated with milling operations, sold the Gold Hill Mill Properties on June 5, 1998 in exchange for property and equipment with a market value of $725,000 and a 14% note receivable of $350,000. As of December 31, 1998, this note was voided and a $200,000 impairment loss was taken against the $725,000 of equipment acquired. As of December 31, 2000, the Company determined that the recoverability of the carrying amount of the equipment was uncertain, therefore the remaining cost of the equipment was impaired in the amount of $525,000. All other property and equipment were considered impaired as of December 31, 1997, for a total impairment loss of $5,913,901.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


NOTE D - NOTES PAYABLE - RELATED PARTY AND OTHERS:

     Due to related party and others consisting of the following at June 30:

                                                              2001         2000
                                                            --------     -------
        12% unsecured demand notes due to the Company's
        former President and his affiliated entity          $142,719      71,965
        Secured promissory note (a)                           60,000      60,000
        Unsecured promissory notes (b)                        94,310      87,000
                                                            --------     -------
                                                            $297,029     218,965
                                                            ========     =======

     (a) The outstanding principal balance payable on July 18, 1996 was defaulted. Collateralized by a subordinated security interest in the Company's mining reclamation bonds. Interest is payable based on the rate of interest applicable to the mining reclamation bond (8% at June 30, 2001).

     (b) This principal amount represents four unsecured promissory notes. The Company assumed these obligations on Novembers 25, 1997, as part of the acquisition from USM. These notes were in default at this time and remained in default as of June 30, 2001; interest accrued at 17%.

          Accrued interest on the above notes at June 30, 2001 and 2000 aggregated approximately $102,300 and $76,500, respectively.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

NOTE E - CONVERTIBLE DEBENTURES AND OTHER CONVERTIBLE DEBT:

     At June 30, 2001 and 2000 consisted of a $145,000 12.25% convertible debenture, which matured December 31, 1994.

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

NOTE F - NOTE PAYABLE - RELATED PARTY:

     The Company issued an 8% promissory note for the outstanding balance of $955,756, at December 31, 1997, representing advances to the Company by an affiliated entity, POS Financial, Inc. (POS), a New Jersey corporation and obligations assumed in connection with the contributions of Joint Venture interest (Note B). The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties; subject to successive 30-day extensions throughout 1998 and 1999 subject to the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties as they are owned by a director of WCM and can exert significant influence over the Company. Additional amounts were loaned to the Company by USM during 1999 and 2000. The principal balance due of $1,768,829 was forgiven by USM at December 31, 2000. Accrued interest of $328,040 remains a liability of the Company. The balance due on the note at June 30, 2000 aggregated $1,470,295 plus accrued interest of $198,745.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

NOTE F - NOTE PAYABLE - RELATED PARTY (continued):

     Additional amounts were loaned to the Company through June 30, 2001 and remain unpaid as of that date.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


NOTE H - INCOME TAXES (continued):

                                                                  Deferred        Valuation
                                                                  Tax Asset       Allowance
                                                                 ----------       ---------
          Balance at December 31, 1998                           $4,509,000       4,509,000

          Increase in Federal deferred tax asset, year
          ended December 31, 1999                                   105,000         105,000
                                                                 ----------       ---------

          Balance at December 31, 1999                            4,614,000       4,614,000

          Increase in Federal deferred tax asset, year
          ended December 31, 2000                                    80,000          80,000
                                                                 ----------       ---------

          Balance at December 31, 2000                            4,684,000       4,684,000

          Increase in Federal deferred tax asset, six
          months ended June 30, 2001                                 30,000          30,000
                                                                 ----------       ---------

          Balance at March 31, 2001                              $4,714,000       4,714,000
                                                                 ==========       =========

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


NOTE I - STOCKHOLDERS' EQUITY (continued):

     (c)  Issuance of Common Stock

          From December 1, 1977 (inception) through June 30, 2001, the Company issued common stock for:

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


                                        2
WCM Capital, Inc.
10-QSB Quarter Ended 6/30/01

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

Results of Operations:

Six months ended June 30, 2001 Compared to Six Months Ended June 30, 2000

The Company had a net loss of $88,809 for the six months ended June 30, 2001 as compared to a net loss of $265,724 during the same period in 2000.

Environmental remediation costs and mine expenses were $Zero for the six months ended June 30, 2001 compared to $36,886 during the same period in 2000. This decrease was due to inactivity.

General and administrative expenses were $59,647 for the six months ended June 30, 2001 compared with $147,853 during the same period in 2000. This decrease resulted principally from decrease in legal and professional fees.

Interest expense was $30,561 during the six months ended June 30, 2001 as compared to $82,355 during the same period in 2000. This decrease was due to an apparent over-accrual for 2000.

Three Months ended June 30, 2001 Compared to Three Months Ended June 30, 2000

The Company had a net loss of $33,592 for the three months ended June 30, 2001, as compared to a net loss of $99,025 during the same period in 2000.

Environmental remediation costs and mine expenses were $Zero for the three months ended June 30, 2001 as compared to $36,406 during the same period in 2000.

General and administrative expenses were $18,736 for the three months ended June 30, 2001, compared with $21,086 during the same period in 2000. This decrease resulted from a decrease in legal and professional.

Interest expense was $15,555 during the three months ended June 30, 2001, as compared to $42,218 during the same period in 2000. This decrease was due to an apparent over-accrual for 2000.


                                        3
WCM Capital, Inc.
10-QSB Quarter Ended 6/30/01

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


                                        4
WCM Capital, Inc.
10-QSB Quarter Ended 6/30/01

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

In the event that the Company's Common Stock is traded on the OTC, it may become subject to the "penny stock" trading rules. The penny stock trading rules impose additional duties and a responsibility upon broker-dealers recommends the purchase of a penny stock (by a purchaser that is not an accredited investor as defined by Rule 501(a) promulgated by the Commission under the Securities Act) or the sale of a penny stock. Among such duties and responsibilities, with respect to a purchaser who has not previously had an established account with the broker-dealer, the broker-dealer is required to (i) obtain information concerning the purchaser's financial situation, investment experience, and investment objectives, (ii) make a reasonable determination that transactions in the penny stock are suitable for the purchaser and the purchaser (or his independent adviser in such transactions) has sufficient knowledge and experience in financial matters and may be reasonably capable of evaluating the risks of such transactions, followed by receipt of a manually signed written statement which sets forth the basis for such determination and which informs the purchaser that it's unlawful to effectuate a transaction in the penny stock without first obtaining a written agreement to the transaction. Furthermore, until the purchaser becomes an established customer (i.e., having had an account with the dealer for at least one year or, the dealer had effected three sales or more of penny stocks on three or more different days involving three or more different issuers), the broker-dealer must obtain from the purchaser a written agreement to purchase the penny stock which sets forth the identity and number of shares of units of the security to be purchased prior to confirmation of the purchase. A dealer is obligated to provide certain information disclosures to the purchaser of penny stock, including (i) a generic risk disclosure document which is required to be delivered to the purchaser before the initial transaction in a penny stock, (ii) a transaction-related disclosure prior to effecting a transaction in the


                                        5
WCM Capital, Inc.
10-QSB Quarter Ended 6/30/01
penny stock (i.e., confirmation of the transaction) containing bid and asked information related to the penny stock and the dealer's and salesperson's compensation (i.e., commissions, commission equivalents, markups and markdowns) connection with the transaction, and (iii) the purchaser-customer must be furnished account statements, generally on a monthly basis, which include prescribed information relating to market and price information concerning the penny stocks held in the customer's account. The penny stock trading rules do not apply to those transactions in which the broker-dealer or salesperson does not make any purchase or sale recommendation to the purchaser or seller of the penny stock.

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


                                        6
WCM Capital, Inc.
10-QSB Quarter Ended 6/30/01

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

Item 6. Exhibits and Reports on Form 8-K (all filed in original filing)

     A.   Exhibits

     B.   Reports on Form 8-K

          NONE


                                        7
WCM Capital, Inc.
10-QSB Quarter Ended 6/30/01

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
                                              Robert Waligunda, President



                                       8
WCM Capital, Inc.
10-QSB Quarter Ended 6/30/01