Form 10QSB/A
period 2001-09-30
WCM CAPITAL INC
filed 2002-01-14
CIK 215913

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


        Yes [X]                                          No [_]

                                WCM CAPITAL INC.

                              FINANCIAL STATEMENTS

                  NINE MONTH PERIOD SEPTEMBER 30, 2001 AND 2000

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



                                                    IWA FINANCIAL CONSULTING LLC
December 13, 2001

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                     ASSETS



                                                             September 30,
                                                         ----------------------
                                                           2001          2000
                                                         --------      --------
Property and equipment -  at cost                        $     --       525,000

   Less: Accumulated depreciation and amortization             --            --
                                                         --------      --------

          Net property and equipment                           --       525,000
                                                         --------      --------

Other assets -
   Mining reclamation bonds                               141,853       139,071
                                                         --------      --------

            Total                                        $141,853       664,071
                                                         ========      ========


             See auditors' report and notes to financial statements

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         September 30,
                                                                 -------------------------------
                                                                     2001               2000
                                                                 ------------       ------------
Current liabilities:
 Accounts payable and accrued expenses                           $  1,962,848            863,118
 Payroll and other taxes                                                                      --
 Convertible debentures                                               145,000            145,000
 Notes payable:
  Related companies and others                                        297,029            218,965
  U.S. Mining Inc. - related company                                   72,814          1,721,855
                                                                 ------------       ------------

           Total current liabilities                                2,477,691          2,948,938
                                                                 ------------       ------------

Commitments and contingencies

Stockholders' equity:
 Common stock, par value $.01 per share; 40,000,000 shares
  authorized; 1,318,767 shares issued and outstanding                  13,188             13,188
 Additional paid-in capital                                        18,390,360         18,390,360
 Deficit accumulated during the exploration stage                 (20,739,386)       (20,688,415)
                                                                 ------------       ------------

           Total stockholders' equity                              (2,335,838)        (2,284,867)
                                                                 ------------       ------------

                Total                                            $    141,853            664,071
                                                                 ============       ============


             See auditors' report and notes to financial statements.

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                                                     Cumulative
                                                                                                                     December 1,
                                                                                                                         1977
                                                                                                                     (Inception)
                                                             Nine months ended             Three months ended          through
                                                               September 30,                  September 30,          September 30,
                                                             2001           2000           2001           2000           2001
                                                         -----------    -----------    -----------    -----------    -----------
Revenues:
 Sales                                                   $        --             --             --             --        876,082
 Interest income                                               2,098          2,055            700            685        555,947
 Forgiveness of debt                                              --             --             --             --      1,768,829
 Other income                                                     --             --             --             --         79,397
                                                         -----------    -----------    -----------    -----------    -----------

   Total                                                       2,098          2,055            700            685      3,280,255
                                                         -----------    -----------    -----------    -----------    -----------

Expenses:
 Mine expenses and environmental remediation costs             5,585         48,258          5,585         11,372      3,673,744
 Write down of inventories                                        --             --             --             --        223,049
 Loss on sale/write down of mining, milling and
  other property and equipment                                    --             --             --      6,638,901
 Depreciation and depletion                                       --             --             --             --      1,910,543
 General and administrative                                  159,953        221,952        100,306         74,099      7,837,307
 Interest                                                     45,841        125,460         14,368         43,105      1,571,949
 Amortization of debt issuance                                    --             --             --        683,047
 Loss on settlement of litigation                                 --             --             --             --        100,000
 Loss on sale of property                                         --             --             --             --        225,000
 Equity in net loss and settlement of claims
  of Joint Venture                                                --             --             --      1,059,971
 Other                                                            --             --             --             --         96,130
                                                         -----------    -----------    -----------    -----------    -----------

   Total                                                     211,379        395,670        120,259        128,576     24,019,641
                                                         -----------    -----------    -----------    -----------    -----------

Net loss                                                 $  (209,281)      (393,615)      (119,558)      (127,891)   (20,739,386)
                                                         ===========    ===========    ===========    ===========    ===========

Loss per common share                                    $     (0.16)         (0.30)         (0.09)         (0.10)
                                                         ===========    ===========    ===========    ===========

Weighted average shares outstanding                        1,318,767      1,318,767      1,318,767      1,318,767
                                                         ===========    ===========    ===========    ===========


             See auditors' report and notes to financial statements.

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                                        Cumulative
                                                                                                        December 1,
                                                                                                            1977
                                                                                                        (Inception)
                                                                           Nine months ended               through
                                                                              September 30,             September 30,
                                                                          2001            2000              2001
                                                                      -----------      -----------      -----------
Cash flows from operating activities:
 Net loss                                                             $  (209,281)        (393,615)     (20,739,386)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and depletion                                                   --               --        1,910,543
  Forgiveness of debt                                                          --               --       (1,768,829)
  Provision for uncollectible account                                          --               --          350,000
  Write down of mining, milling and the other
   property and equipment                                                      --               --        6,638,901
  Amortization of debt issuance expense                                        --               --          683,047
  Loss on sale of equipment                                                    --               --          225,000
 Value of common stock issued for:
  Services and interest                                                        --               --        1,934,894
  Settlement of:
   Litigation                                                                  --               --          100,000
   Claims by joint venture partner                                             --               --          936,000
  Compensation resulting from stock options granted                            --               --          311,900
  Value of stock options granted for services                                  --               --          112,500
  Equity in net loss of joint venture                                          --               --          123,971
  Other                                                                        --               --           (7,123)
 Changes in operating assets and liabilities:
  Interest accrued on mining reclamation bonds                             (2,097)          (2,055)         (16,853)
  Accounts payable and accrued expenses                                   138,563          144,110        2,225,064
  Payroll and other taxes                                                      --               --          (29,960)
                                                                      -----------      -----------      -----------
     Net cash used in operating activities                                (72,815)        (251,560)      (7,010,331)
                                                                      -----------      -----------      -----------

Cash flows from investing activities:
 Purchases and additions to mining, milling and other
  property and equipment                                                       --               --       (5,120,354)
 Purchases of mining reclamation bonds, net                                    --               --         (125,000)
 Deferred mine development costs and other expenses                            --               --         (255,319)
                                                                      -----------      -----------      -----------
     Net cash used in investing activities                                     --               --       (5,500,673)
                                                                      -----------      -----------      -----------


             See auditors' report and notes to financial statements.

                                WCM CAPITAL INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                           Cumulative
                                                                                           December 1,
                                                                                              1977
                                                                                          (inception)
                                                            Nine months ended               through
                                                              September 30,               September 30,
                                                          2001              2000              2001
                                                      -----------       -----------       -----------
Cash flows from financing activities:
 Issuance of:
  Common stock                                        $        --                --         8,758,257
  Underwriter's stock warrants                                 --                --               100
 Commissions on sales of common stock                          --                --          (381,860)
 Purchases of treasury stock                                   --                --           (12,500)
 Payments:                                                                                         --
  Deferred underwriting costs                                  --                --           (63,814)
  Debt issuance expenses                                       --                --          (164,233)
 Repayments:                                                                                       --
  Other notes and loan payables                                --                --          (120,000)
  Loans from affiliate                                         --                --           (48,661)
 Proceeds:                                                                                         --
  Exercise of stock options                                    --                --           306,300
  Advances from joint venture partner                          --                --           526,288
  Other notes and loans payable                            72,815           251,560         2,331,190
  Loans from affiliate                                         --                --            55,954
 Issuance of convertible debentures and notes                  --                --         1,505,000
 Advances to joint venture partner                             --                --          (181,017)
                                                      -----------       -----------       -----------

    Net cash provided by financing activities              72,815           251,560        12,511,004
                                                      -----------       -----------       -----------

Increase (decrease) in cash                                    --                --                --

Cash Beginning                                                 --                --                --
                                                      -----------       -----------       -----------

Cash Ending                                           $        --                --                --
                                                      ===========       ===========       ===========

Supplemental disclosure of cash flow data -
 Interest paid                                        $        --                --           299,868
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

                                WCM CAPITAL INC.
                        (An EXPLORATION STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE A - BASIS OF PRESENTATION/GOING CONCERN UNCERTAINTY:

     The accompanying financial statements have been prepared assuming WCM Capital Inc. (The "Company") will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As of September 30, 2001 and 2000, the Company did not have any cash balances, an accumulated deficit of $20,739,386 and $20,688,415, respectively, and current liabilities of $2,391,071 and $2,948,938, respectively, and a working capital deficiency of $2,391,071 and $2,948,938, respectively. The Company was in default on the payment of the principal balances and accrued interest on certain notes and debentures (Notes D, E and F). In addition to the payable of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations or environmental matters (Note
     Gb), at a rate of approximately $25,000 per quarter during the year 2001 as based upon the year 2000 actual costs. Actual relative expenses thereto have been $4,000 a quarter. Such matters raise substantial doubt as to the Company's ability to continue as a going concern.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE H - INCOME TAXES (continued):

                                                                   Deferred         Valuation
                                                                   Tax Asset        Allowance
                                                                  ----------        ---------
          Balance at December 31, 1998                            $4,509,000        4,509,000

          Increase in Federal deferred tax asset, year
          ended December 31, 1999                                    105,000          105,000
                                                                  ----------        ---------

          Balance at December 31, 1999                             4,614,000        4,614,000

          Increase in Federal deferred tax asset, year
          ended December 31, 2000                                     80,000           80,000
                                                                  ----------        ---------

          Balance at December 31, 2000                             4,684,000        4,684,000

          Increase in Federal deferred tax asset, nine
          months ended September 30, 2001                             71,000           71,000
                                                                  ----------        ---------

          Balance at September 30, 2001                           $4,755,000        4,755,000
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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE I - STOCKHOLDERS' EQUITY (continued):

     (c)  Issuance of Common Stock

          From December 1, 1977 (inception) through September 30, 2001, the Company issued common stock for:

                                                                   Shares                Amount
                                                                 ----------            -----------
          Cash, including net proceeds of $283,995 from
          Public offering                                           355,648            $ 8,758,256

          Exercise of stock options                                  46,298                792,250

          Commissions on sales of common stock                           --               (451,483)

          Purchase and retirement of 666 shares -
          treasury stock                                               (666)               (12,500)

          Non-cash, other than related parties:
            Services and property                                   165,582              1,673,394

            Conversion of debentures and notes payable              246,107              2,648,820

            Stock options and stock warrants granted                     --                 39,100

            Settlement of litigation and other                       13,710                100,000

           Non-cash, related parties:
            Services and property                                    97,919                918,030

            Settlement of claims by related parties                  80,000                936,000

            Repayment of related party loans                        314,169              3,001,681
                                                                 ----------            -----------

                                                                  1,318,767            $18,403,548
                                                                 ==========            ===========

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



                                       2
WCM Capital, Inc.
10-QSB Quarter Ended 9/30/01

Results of Operations:

Nine months ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

The Company had a net loss of $209,281 for the nine months ended September 30, 2001 as compared to a net loss of $393,615 during the same period in 2000.

Environmental remediation costs and mine expenses were $5,585 for the nine months ended September 30, 2001 compared to $48,258 during the same period in 2000. This decrease was due to inactivity.

General and administrative expenses were $159,953 for the nine months ended September 30, 2001 compared with $221,952 during the same period in 2000. This decrease resulted principally from decrease in legal and professional fees.

Interest expense was $46,841 during the nine months ended September 30, 2001 as compared to $125,460 during the same period in 2000. This decrease was due to an apparent over-accrual for 2000 coupled with forgiveness of debt at December 31, 2000.

Three Months ended September 30, 2001 Compared to Three Months Ended September 30, 2000

The Company had a net loss of $119,558 for the three months ended September 30, 2001, as compared to a net loss of $127,891 during the same period in 2000.

Environmental remediation costs and mine expenses were $ 5,585 for the three months ended September 30, 2001 as compared to $ 11,372 during the same period in 2000.

General and administrative expenses were $100,306 for the three months ended September 30, 2001, compared with $74,099 during the same period in 2000. This increase resulted from a increase in legal and professional fees.

Interest expense was $14,368 during the three months ended September 30, 2001, as compared to $43,105 during the same period in 2000. This decrease was due to forgiveness of the US Mining Note in 2000.


                                       3
WCM Capital, Inc.
10-QSB Quarter Ended 9/30/01

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


                                       5
WCM Capital, Inc.
10-QSB Quarter Ended 9/30/01

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

In the event that the Company's Common Stock is traded on the OTC, it may become subject to the "penny stock" trading rules. The penny stock trading rules impose additional duties and a responsibility upon broker-dealers recommends the purchase of a penny stock (by a purchaser that is not an accredited investor as defined by Rule 501(a) promulgated by the Commission under the Securities Act) or the sale of a penny stock. Among such duties and responsibilities, with respect to a purchaser who has not previously had an established account with the broker-dealer, the broker-dealer is required to (i) obtain information concerning the purchaser's financial situation, investment experience, and investment objectives, (ii) make a reasonable determination that transactions in the penny stock are suitable for the purchaser and the purchaser (or his independent adviser in such transactions) has sufficient knowledge and experience in financial matters and may be reasonably capable of evaluating the risks of such transactions, followed by receipt of a manually signed written statement which sets forth the basis for such determination and which informs the purchaser that it's unlawful to effectuate a transaction in the penny stock without first obtaining a written agreement to the transaction. Furthermore, until the purchaser becomes an established customer (i.e., having had an account with the dealer for at least one year or, the dealer had effected three sales or more of penny stocks on three or more different days involving three or more different issuers), the broker-dealer must obtain from the purchaser a written agreement to purchase the penny stock which sets forth the identity and number of shares of units of the security to be purchased prior to confirmation of the purchase. A dealer is obligated to provide certain information disclosures to the purchaser of penny stock, including (i) a generic risk disclosure document which is required to be delivered to the purchaser before the initial transaction in a penny stock, (ii) a transaction-related disclosure prior to effecting a transaction in the


                                       6
WCM Capital, Inc.
10-QSB Quarter Ended 9/30/01
penny stock (i.e., confirmation of the transaction) containing bid and asked information related to the penny stock and the dealer's and salesperson's compensation (i.e., commissions, commission equivalents, markups and markdowns) connection with the transaction, and (iii) the purchaser-customer must be furnished account statements, generally on a monthly basis, which include prescribed information relating to market and price information concerning the penny stocks held in the customer's account. The penny stock trading rules do not apply to those transactions in which the broker-dealer or salesperson does not make any purchase or sale recommendation to the purchaser or seller of the penny stock.

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


                                       7
WCM Capital, Inc.
10-QSB Quarter Ended 9/30/01

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


                                        8
WCM Capital, Inc.
10-QSB Quarter Ended 9/30/01

Item 6. Exhibits and Reports on Form 8-K

     A.   Exhibits

     B.   Reports on Form 8-K



                                    SIGNATURE


In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   WCM CAPITAL, INC.


                                                   /s/ Robert Waligunda
Date: January 11, 2002                             ---------------------------
                                                   Robert Waligunda, President



                                        9
WCM Capital, Inc.
10-QSB Quarter Ended 9/30/01