Form 10KSB
period 2001-12-31
WCM CAPITAL INC
filed 2002-04-01
CIK 215913

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       For the fiscal year ended 12/31/01
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.      $ [ none ]

State the aggregate market value of the voting and non- voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. $329,691.75.

State the number of shares outstanding of each of issuers' class of common equity, as of the latest practical date. 1,318,767 as of March 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE IN PART III - SIX
Transitional Small Business Disclosure Format (check one)    Yes___  No  _X_

PART I             TABLE OF CONTENTS                                        PAGE

Item 1            Description of Business                                     3

Item 2            Properties                                                  5

Item 3            Legal Proceedings                                          12

Item 4            Submission of Matters to a Vote of Security Holders        15

PART II

Item 5            Market for Registrant's Common Equity                      16
                  and Related Stockholder Matters

Item 6            Management's Discussion and Analysis                       17
                  or Plan of Operation

Item 7            Financial Statements                                       20

Item 8            Changes in and Disagreements with                          21
                  Accountants on Accounting and
                  Financial Disclosure

PART  III

Item 9            Directors, Executive Officers, Promoters,                  23
                  and Control Person; Compliance with
                  Section 16 under the Exchange Act

Item 10           Executive Compensation                                     24

Item 11           Security Ownership of Certain Beneficial                   25
                  Security Owners and Management

Item 12           Certain Relationships and Related
                  Transactions                                               25

PART IV

Item 13           Exhibits, Reports on Form 8-K
                           Signatures                                        29

                                     PART I

Item 1. Description of Business

General

The Company incorporated on December 1, 1976 under the laws of the State of Delaware, is engaged in the exploration, development and mining of precious and nonferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and nonferrous metal properties. The Company's principal mining property is the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine and extract all minerals located in approximately 51 owned and/or patented mining claims (the "Franklin Mines") and a crushing and flotation mill which is located on the site of the Franklin Mines (the "Franklin Mill"). The Company cannot assure that a commercially mineable ore body, i.e. a reserve, exists in the properties comprising the Franklin Mines, which has been maintained in "stand by" condition since our inception. None of our properties were operational in fiscal year 2001.

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

(1) The Franklin Mining Properties

During fiscal years 2000 and 2001, no exploration activities were conducted at the Franklin Mine. The Company continued its rehabilitation and reclamation efforts as required by current DMG regulations. Specifically, the Company continued with its water monitoring programs and commissioned additional reports and research into claims located on the mining property.

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

As recommended by the DMG, the Company requested for a change of status of its permit to Temporary Cessation on March 7, 2000. Following a meeting of the DMG and representatives of the Company held on February 10, 2000, the DMG set forth the measures in a letter, dated March 9, 2000, which must be taken by the Company to bring the site into compliance with groundwater regulations and to stabilize the tailings pond and site during the Temporary Cessation.

On November 5, 2001, the Company's application for Temporary Cessation of its permit was granted by the DMG. The Temporary Cessation status of the permit is deemed to commence on the day our application was submitted to the DMG which was March 7, 2000. In accordance with Section 1.13.8 and 1.13.9, our Temporary Cessation status may continue in effect for not more than five years from the beginning of such status. The Company may apply for an extension of this time provided that we submit an extension request to the DMG stating the reasons for the continuation of this status and the plans for resumption of operations. However, in no event can the Temporary Cessation exceed ten years. While the Company's permit is in Temporary Cessation, we will still be required to continue our water monitoring programs and maintain the property in its current condition.

The Company has not conducted any commercial mining operations during fiscal years 2000 and 2001 and, as a result, had not generated any revenues from operations at the Franklin Mine in those years. Therefore, the Company remains in the exploration stage. Moreover, since the Company's permit has been placed in Temporary Cessation, it is unlikely that the Company will commence exploration in the near future . The Company, however, plans to continue to work closely with the Federal and Colorado state mining regulatory agencies as required by law to maintain its properties until such time as exploration activities can recommence.

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

On or about September 28, 2001, the Company filed an S-8 registration statement pursuant to which the Company agreed to issue and register common stock of the Company to certain consultants as compensation for a variety of services rendered thereby. As of the date hereof, none of the stock registered in the form S-8 has been issued.

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

Mineralized Material     A  mineralized   body  which  has  been  delineated  by
 or Deposit              appropriate  or  Deposit  drilling  and/or  underground
                         sampling to support sufficient tonnage and average grade of metals under SEC standards. Such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recovers and other factors, concludes economic feasibility.

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

Probable(Indicated)      Reserves for which  quantity  and grade and/or  quality
  Reserves               and computed from information  similar to that used for
                         proven reserves, but the site for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between point of observation.

Proven(Measured)         Reserves  for  which  (a)  quantity  is  computed  from
  Reserves               dimensions revealed in outcrops,  trenches, workings or
                         drill holes; grade quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

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

Strike                   In a horizontal direction.

Stope The area of the mine where miners extract mineral ` deposits from the mine.

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

As of the date hereof, USM has not consummated the purchase of the Hayden Interests because of title issues pertaining to the ownership of the properties; however, the terms of the Purchase Agreement remain in effect. Mrs. Hayden and U.S. Mining have mutually agreed to no longer extend the Hayden/Kennec Leases. Since November 1997, USM has paid royalty payments to Mrs. Hayden of approximately $54,000 through December 31, 2001.

Fifty percent (50%) of the rights comprising the original Hayden/Kennec Leases are owned by Mrs. Kennec (the "Kennec Interest"). Upon the expiration of extension period of the Hayden/Kennec Leases, the Company entered into an extension agreement with Mrs. Kennec to extend the Hayden/Kennec Leases as they pertain to the Kennec Interest until March 12,

1998. No further extensions have been granted by Mrs. Kennec and the Company is not in discussions with Mrs. Kennec regarding her interest in the mineral rights. While the Company had discussions with Mrs. Kennec in the past regarding her interests, we could not come to terms acceptable to either party. The Company has not had meaningful discussions with Mrs. Kennec in some time and it is unlikely that negotiations will resume with Mrs. Kennec any time in the near future.

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

It is important to note that since the legal opinion on which we are relying is several years old, the statements made may be out of date and may not apply to our current situation. In the event that the advice rendered in the opinion letter is not applicable, the fact that the Company does not own a 100% interest in the mineral rights subject to the Hayden/Kennec Leases may severely limit the ability of the Company to exploit these minerals should we decide to commence operations in the future. Currently, the matter of ownership rights of the mineral rights covered to the Hayden/Kennec leases are the subject of a legal proceeding, in District Court, Clear Creek County Colorado (Case No. 01CV76) against Audrey L. Hayden, Gold Developers and Producers, Inc., U.S. Mining, Inc., Franklin Consolidated Mining Co., Inc. and the Company as occupants and all other persons claiming an interest in certain properties and mineral rights located in Idaho Springs, Clear Creek County, Colorado. For more information concerning this proceeding, See Item 3 Litigation, Kennec v. Franklin Mining Co. et al. Moreover, if USM fails to acquire the mineral rights from Mrs. Hayden prior to the expiration of the Purchase Agreement or if USM should acquire the rights but decide not to allow the Company access to them, the Company will no longer have any access to the mineral rights covered by the Hayden/Kennec Leases.

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

Operations

The Company ceased all reclamation and rehabilitation activities during 2000 and 2001 so as to focus its efforts on preparing its properties for Temporary Cessation. Our application was approved by the DMG on November 5, 2001.

USM has verbally pledged to continue to provide financing to the Company on an as needed basis through December 31, 2002. This financing is in addition to the advances made to the Company by USM from 1998 though December 31, 2001. Other alternatives such as private placements, loans, or public offerings may be considered for future operating capital; however, it is uncertain as to whether any of these financing options will be viable alternatives for the Company's capital needs.

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

Mill/Metallurgy

In the past, the Franklin Mill operated on a limited schedule while exploration and development was taking place. While the Franklin Mill has not operated with respect to the milling of minerals, limited-crushing activities took place in early 1996 for the purpose of preparing bulk mineral samples for assay. No crushing activities were conducted in fiscal year 2001 and it is unlikely that the Company will conduct any crushing activities in 2002.

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

On or about October 4, 2001 AST filed a motion for default judgment against the Company in Supreme Court, New York County for the entire amount of the unpaid debentures (including those holders represented separately in the Hopis Trust litigation) plus interest, attorney's fees costs and expenses. AN Order and Judgment was entered in Supreme Court, New York County on January 29, 2002 in the amount of $142,000, plus interest compounded at the contractual rate of 12 1/4% from April 1, 1995 to the date of entry of the Judgment (January 29, 2002) in the amount of $181,086.58 plus interest at the statutory rate of 9% per annum thereafter, plus attorneys fees in the amount of $4653.73 plus costs and disbursements in the amount of $ 445.00, for a total amount of $328,185.31.

NASDAQ Delisting

On or about October 5, 2001, the Company received a delisting notification from the NASDAQ Stock Market pursuant to which the Staff determined that the Company failed to comply with the filing, net tangible assets/shareholders' equity/market capitalization/ net income and disclosure requirements, as set forth in the Nasdaq Marketplace Rules 4310(c)(14), 4310(c)(02)(B) and 4310(c)(16). In addition, the Staff cited the Company for certain public interest concerns, as referenced in Marketplace rules 4300 and 4330(a)(03). On or about October 12, the Company sent a formal request for continued listing on the Nasdaq SmallCap Market, notwithstanding the Staff's determinations as set forth above. On or about October 16, 2001, the Company received confirmation that our request will be considered at an oral hearing to be held before a Panel authorized by the Board of Directors of the Nasdaq Stock Market, Inc. Board of Directors on Thursday, November 15, 2001 at 9:30 a.m. in Washington DC. The Company voluntarily withdrew its request for hearing prior to its November 15, 2001 hearing date and its securities were withdrawn on November 13,th, 2001.

Currently the Company's stock is traded on the "pink sheets" under the symbol "WCMC") and is subject to the "penny stock" trading rules. The penny stock trading rules impose additional duties and a responsibility upon broker-dealers if they recommend the purchase of a penny stock (by a purchaser that is not an accredited investor as defined by Rule 501(a) promulgated by the Commission under the Securities Act) or the sale of a penny stock. Among such duties and responsibilities, with respect to a purchaser who has not previously had an established account with the broker-dealer, the broker-dealer is required to (i) obtain information concerning the purchaser's financial situation, investment experience, and investment objectives, (ii) make a reasonable determination that transactions in the penny stock are suitable for the purchaser and the purchaser (or his independent adviser in such transactions) has sufficient knowledge and experience in financial matters and may be reasonably capable of evaluating the risks of such transactions, followed by receipt of a manually signed written statement which sets forth the basis for such determination and which informs the purchaser that it's unlawful to effectuate a transaction in the penny stock without first obtaining a written agreement to the transaction. Furthermore, until the purchaser becomes an established customer (i.e., having had an account with the dealer for at least one year or, the dealer had effected three sales or more of penny stocks on three or more different days involving three or more different issuers), the broker-dealer must obtain from the purchaser a written agreement to purchase the penny stock which sets forth the identity and number of shares of units of the security to be purchased prior to confirmation of the purchase. A dealer is obligated to provide certain information disclosures to the purchaser of penny stock, including (i) a generic risk disclosure document which is required to be delivered to the purchaser before the initial transaction in a penny stock, (ii) a transaction-related disclosure prior to effecting a transaction in the penny stock (i.e., confirmation of the transaction) containing bid and asked information related to the penny stock and the dealer's and salesperson's compensation (i.e., commissions, commission equivalents, markups and markdowns) connection with the transaction, and (iii) the purchaser-customer must be furnished account statements, generally on a monthly basis, which include prescribed information relating to market and price information concerning the penny stocks held in the customer's account. The penny stock trading rules do not apply to those transactions in which the broker-dealer or salesperson does not make any purchase or sale recommendation to the purchaser or seller of the penny stock.

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

Furthermore, at times there may be a lack of bid quotes which may mean that the market among dealers is not active, in which case a holder of Common Stock may be unable to sell such securities. Because market quotations in the over-the-counter markets are often subjected to negotiation among dealers and often differ from the price at which transactions in securities are effected, the bid and asked quotations of the Common Stock may not be reliable.

Management is hopeful that the Company's Common Stock will qualify for trading on the Over-The-Counter/Bulletin Board ("OTC") market in the future and the Company will continue to make every effort to include its Common Stock on the OTC.

Kennec v. Franklin Mining Co. et al.

On or about September 4, 2001, Dorothy L. Kennec commenced an action in District Court, Clear Creek County Colorado (Case No. 01CV76) against Audrey L. Hayden, Gold Developers and Producers, Inc., U.S. Mining, Inc., Franklin Consolidated Mining Co., Inc. and the Company as occupants and all other persons claiming an interest in certain properties and mineral rights located in Idaho Springs, Clear Creek County, Colorado. The suit (1) alleges breach of contract Against Gold Developers & Producers, Inc. Franklin Mining and the Company, (2) requests termination of possessory rights and eviction of Franklin Mining, US Mining and WCM Capital, (3) requests an adjudication of the rights of the parties with respect to the property, (4) alleges unlawful encumbrance of the property which slandered Plaintiff Kennec's title, (5) alleges that Defendant Franklin Mining is committing waste on the property by failing to maintain said property, failing to mine the property in accordance with current standards and operating the property in violation of Federal and State mining and zoning laws, (6) requests partition of the mining claims so as to segregate and identify one half of the property in which Plaintiff Kennec will have an undivided surface and mineral interest, (7) seeks an accounting from Defendants Hayden, Franklin Mines and US Mining as to all amounts paid as rent and/or royalties under the Hayden/Kennec Leases. In addition to seeking damages for breach of contract, slander of title and waste, Plaintiff Kennec is seeking orders for partition and possess, to adjudicate the rights of the parties regarding title to the Property, declaring the Hayden/Kennec Leases terminated and restoring possession of 1/2 interest to Plaintiff Kennec, releasing the liens as to Plaintiff's property and any damages related thereto,

On or about January 3, 2002, the Company, together with US Mining, filed an answer to the aforementioned complaint pursuant to which we denied all of the material allegations set forth in the complaint. We further asserted affirmative defenses that Plaintiff fails to state a claim against us upon which relief can be granted, the Complaint fails to join necessary parties, accord and satisfaction, assumption of risk, estoppel, failure of consideration, license, payment, release, waiver and failure to use reasonable means to mitigate damages. Additionally, US Mining filed a counterclaim for $10,000 loan to Plaintiff which was never repaid. The Company intends to continue to aggressively defend this case; however, we are pursuing avenues of settlement with plaintiff.

Item 4. Submission of Matters to a Vote of Security Holders

2001 Meeting of Shareholders.

No matters were submitted to shareholders for a vote during fiscal year 2001.

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
Independent Auditors

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Shares of the Company's Common Stock (all of which are of one class, $.01 per share) are traded on the "pink sheets" under the symbol ("WCMC"). For information regarding the recent delisting of the Company's Common Stock from the NASDAQ SmallCap Market, See Item 3. Litigation NASDAQ Delisting.

The following table sets forth the range of high and low bid quotes of the Company's Common Stock per quarter since the beginning of fiscal year 1999 as reported by the National Quotation Bureau (which reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions). The following stock prices have been adjusted to reflect a one-for-three reverse stock split effected on December 13, 1999 except as noted.

                                               High                     Low
Quarter Ended                                  Bid Price               Bid Price

March 31, 1999                                  $ 1.125                $  1.06
June 30, 1999                                   $  1.50                $0.4375
September 30, 1999                              $  1.00                $0.9375
December 31, 1999                               $  2.50                $  1.00*

March 31, 2000                                  $  5.50                $  5.50
June 30, 2000                                   $  1.75                $1.4375
September 30, 2000                              $  2.00                $1.8125
December 31, 2000                               $ 0.875                $0.6875

March 31, 2001                                  $  0.50                $  0.44
June 30, 2001                                   $  1.25                $  1.15
September 30, 2001                             *$  0.90                $
December 31, 2001                              *$  0.25                $

---------------

     *    Takes into account one for three reverse split effective  December 20,
          1999

     *    There are no bid and ask on Pink Sheets

As of December 31, 2001, the approximate number of recordholders of the Company's Common Stock is 2,749 inclusive of those brokerage firms and/or clearinghouses holding the Company's Common Shares in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

The aggregate number of shares of Common Stock issued and outstanding is 1,318,767 as of March 28, 2002. See Item 1. Business Employees and Technical Consultants and Sales of Restricted Securities below. No dividends on Common Shares have ever been paid by the Company due to the lack of excess capital and the Company does not anticipate that dividends will be paid in the foreseeable future. In addition, pursuant to the terms of the Company's 12-1/4% Convertible Debentures, the Company, the Company is prohibited from paying dividends on its Common Stock unless and until it is no longer in default under the debentures. See Item 3. Litigation.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, Management believes that certain of the matters discussed in this Annual Report for the year ended December 31, 2001 are "forward looking risks and uncertainties which cause actual results to differ materially from those discussed herein including, but not limited, risks relating to changing economic conditions, change in price of disclosed in this Annual Report. The Company cautions readers that any such forward-looking statements are based upon management's current expectations and beliefs but are not guaranties of future performance. Actual results could differ materially from those expressed or implied in forward-looking statements.

The Company is engaged in the business of investing and participating in the development of commercial mining and milling operations primarily involving leased properties for which the mineral rights are leased in or near Idaho Springs, Colorado.

In 2000, economic conditions and other factors led to the Company's decision to apply for a change in its permit status from active to Temporary Cessation. Temporary Cessation is a limited period of non-production, which results when an operator plans to temporarily cease production for at least 180 days upon the filing of notice thereof with the DMG. When a request for Temporary Cessation is granted, no further reclamation work or mining work would be required for the duration of the temporary cessation, beyond basic maintenance and reclamation required to keep the site from further deterioration. Our request was granted in November, 2001.

The Company has not commenced commercial operations at the Franklin Mine since our inception. Therefore, the Company remains in the exploration stage and has not generated significant revenues on a sustained basis. The Company did not realize any revenues based on sales during the years 2000 and 2001.

Liquidity and Capital Resources

Since its inception, we have financed our activities principally through the sale of equity securities, the accumulation of debt and monies provided through our relationship with USM. Since 1998, the Company's sole source of funding has been USM. The Company has derived no income from its mining and milling investments, which as of December 31, 2001, were comprised of investments in the assets and rights related to the Franklin Mines and Mill. As of December 31, 2000, no funds were borrowed from USM. The US Mining Note had a principal balance of $1,768,829 which was forgiven as of December 31, 2000. The forgiveness was principal only and the interest in the amount of $328,040 still remains due as of December 31, 2000 to US Mining.

The Company had total current liabilities as of December 31, 2001 of $ 2,644,034, convertible debentures with a principal amount of $145,000 and other notes payable with a principal balance of $297,029. See Item 3. Litigation. Convertible Debentures. In addition to the payment of its current liabilities, the Company incurred general, administrative and other costs and expenditures related to any mining and milling operations, at the rate of approximately $25,000 per month in 2001 and expects to incur additional administrative expenses of approximately $20,000 per month plus interest in 2002.

During 2001, USM advanced $91,068 on behalf of the Company. The US Mining note had a principal amount of $1,768,829 which was forgiven as of December 31, 2000. The forgiveness was principal only and the interest in the amount of $328,040 and additional interest in the amount of $4829.00 still remains due as of December 31, 2001 to US Mining. These monies were used primarily for legal and accounting fees in connection with public filings and necessary general and administrative expenses. USM has continued to fund the Company directly or indirectly since mid 1997. USM has verbally pledged to provide financing to the Company on an as needed basis through December 31, 2002. The Company believes based on prior performance that USM will fulfill its commitment to fund until December 31, 2002. It is anticipated that the funds received from USM will cover the general, administrative and other costs, which management estimates will be approximately $20,000 per month for the year 2002. Management believes that the estimate of monthly expenses will include any incidental costs incurred in connection with the maintenance of the mining facilities in Idaho Springs and related taxes. However, certain unforeseen costs may arise during the course of the year and the Company cannot assure that USM will commit to provide the Company with additional monies should such expenses arise.

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

In the absence of liquid resources, cash flows from operations and any other commitments for debt or equity financing, Management believes that the ability of the Company to continue to maintain its properties will be dependent upon the provision of financing by USM; however, it cannot assure that USM will continue to finance the Company after December 31, 2002. Management believes that the Company will remain dependent on USM as its primary source of financing for its operations until such time, if any, as the Company can secure additional funding from other sources.

The Company conducted no exploration activities during 2001 and has no plans to do so in 2002. However, as a condition to granting the Company's request for Temporary Cessation, the DMG required that the Company address certain issues with respect to groundwater and tailings disposal ponds. Thus, the Company's efforts during the majority of 2000 and 2001 were focused on addressing these issues. The Company application for Temporary Cessation was approved on November 5, 2001.

Management estimates that the Company will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to its Idaho Springs Mining properties and interest, at the rate of approximately $20,000 per month for the remainder of 2002.

Plan of Operations

In 2002, the Company's primary focus will be to (i) continue its rehabilitation and remediation work as is statutorily required to maintain its properties and permit's Temporary Cessation status, and (ii) work to secure additional funding for its operations. Should the Company become unable to adequately maintain its properties as required by the DMG, it may face the possibility of being cited for violations by the DMG which can lead to a cease and desist order or, result in the loss of our mining permit. The loss of our mining permit would have a serious adverse effect of the future operations of the Company as a whole.

We believe that the best way to achieve profitability in the short term would be to seek to acquire businesses, which are operational and generating revenues. The Company remains open to entertaining possible business combinations or joint ventures with operational businesses, irrespective of whether a target business is operating in our business segment.

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

Results of Operations:

The Company had no active mining or milling operations during the years 2001 and 2000.
The Company incurred net losses of $374,925 and $235,304 for the years ended December 31, 2001 and 2000, respectively.

Mine expenses and remediation costs were $10,065 and $47,049 for 2001 and 2000, respectively. This decrease was due to decreased mine site activities.

General and  administrative  expenses were $306,806 and  $1,195,148 for 2001 and
2000,   respectively.   This  decrease  was  due  primarily  to  a  decrease  in
professional fees.

Interest expense decreased to $60,850 in 2001 from $239,676 in 2000. This decrease was due to the forgiveness of the U.S. Mining note in the mount of $1,768,829 at December 31, 2000.

The Company had forgiveness of debt income of $1,768,829 and an impairment of mining assets of $525,000, in 2000. For the year ended December 31, 2001, there was no forgiveness of debt income and no impairment of mining assets as the carrying costs of these assets had been reduced to zero at December 31, 2000.

Item 7. Financial Reports

                                WCM CAPITAL, INC.

                              FINANCIAL STATEMENTS

                                   YEARS ENDED
                           DECEMBER 31, 2001 AND 2000

                                                                            Page

Independent Auditor's Report                                             1

Financial Statements:

   Balance Sheets                                                        2

   Statements of Operations                                              3

   Statements of Stockholders' Deficiency                                4 - 8

   Statements of Cash Flows                                              9 - 10

Notes to Consolidated Financial Statements                               11 - 20

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders
WCM CAPITAL, INC.
New York, New York

We have audited the balance sheets of WCM Capital, Inc., (formerly Franklin Consolidated Mining Co., Inc.) as of December 31, 2001 and 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the accumulated amounts from inception through December 31, 1995, which includes an accumulated deficit of ($10,946,145) as of December 31, 1995.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 3, the Company changed its accounting policy for the mining and exploration costs resulting in the correction of errors for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WCM Capital, Inc. as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operations have generated recurring losses and cash flow deficiencies from inception and, as of December 31, 2001 and 2000, had a substantial working capital deficiency. As a result, it was in default with respect to payments on several notes and on convertible debentures and was wholly dependent on outside funding to finance current operations. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                        IWA FINANCIAL CONSULTING LLC
                                        Certified Public Accountants
                                        Livingston, New Jersey
                                        March 28, 2002

                                WCM CAPITAL, INC.

                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                                           December 31,
                                                                   ---------------------------
                                                                       2001            2000
                                                                   ------------    -----------
Assets - Mining Reclamation bonds                                  $    142,552        139,756
                                                                   ============    ===========


                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued expenses                            $  2,110,937      1,824,284
  Convertible debentures                                                145,000        145,000
  Notes payable:
    Related companies and others                                        297,029        297,029
    U.S. Mining Inc. - related company                                   91,068             --
                                                                   ------------    -----------

      Total current liabilities                                       2,644,034      2,266,313
                                                                   ------------    -----------

Commitments and contingencies

Stockholders' deficiency:
  Common stock, par value $.01 per share; 40,000,000 shares
    authorized; 1,318,767 shares issued and outstanding                  13,188         13,188
  Additional paid-in capital                                         18,390,360     18,390,360
  Deficit accumulated during the exploration stage                  (20,905,030)   (20,530,105)
                                                                   ------------    -----------

      Total stockholders' deficiency                                 (2,501,482)    (2,126,557)
                                                                   ------------    -----------

        Total                                                      $    142,552        139,756
                                                                   ============    ===========

            See auditors' report and notes to financial statements.

                               WCM CAPITAL, INC.

                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                 Cumulative
                                                                                 December 1,
                                                                                     1976
                                                                                 (Inception)
                                                                                   through
                                                     Years Ended December 31,    December 31,
                                                       2001           2000           2001
                                                    -----------    ----------    -----------
Revenues:
  Sales                                             $        --            --        876,082
  Interest income                                         2,796         2,740        556,645
  Forgiveness of debt                                        --     1,768,829      1,768,829
  Other income                                               --            --         79,397
                                                    -----------    ----------    -----------

      Total                                               2,796     1,771,569      3,280,953
                                                    -----------    ----------    -----------

Expenses:
  Mine expenses and environmental remediation costs      10,065        47,049      3,678,224
  Write down of inventories                                  --            --        223,049
  Loss on sale/write down of mining, milling and
    other property and equipment                                      525,000      6,638,901
  Depreciation and depletion                                 --            --      1,910,543
  General and administrative                            306,806     1,195,148      7,984,160
  Interest                                               60,850       239,676      1,586,958
  Amortization of debt issuance                              --       683,047
  Loss on settlement of litigation                           --            --        100,000
  Loss on sale of property                                   --            --        225,000
  Equity in net loss and settlement of claims
    of Joint Venture                                                       --      1,059,971
  Other                                                      --            --         96,130
                                                    -----------    ----------    -----------

      Total                                             377,721     2,006,873     24,185,983
                                                    -----------    ----------    -----------

Net loss                                            $  (374,925)     (235,304)   (20,905,030)
                                                    ===========    ==========    ===========

Loss per common share                               $     (0.28)        (0.18)
                                                    ===========    ==========

Weighted average shares outstanding                   1,318,767     1,318,767
                                                    ===========    ==========

            See auditors' report and notes to financial statements.

                               WCM CAPITAL, INC.

                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                   Cumulative
                                                                                   December 1,
                                                                                      1976
                                                                                   (Inception)
                                                        Years Ended December 31,     through
                                                        -----------------------    December 31,
                                                          2001          2000          2001
                                                        ---------    ----------    -----------
Cash flows from operating activities:
  Net loss                                              $(374,925)     (235,304)   (20,905,030)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and depletion                                 --            --      1,910,543
    Forgiveness of debt                                        --    (1,768,829)    (1,768,829)
    Provision for uncollectible account                        --            --        350,000
    Write down of mining, milling and other
      property and equipment                                   --       525,000      6,638,901
    Amortization of debt issuance expense                      --            --        683,047
    Loss on sale of equipment                                  --            --        225,000
  Value of common stock issued for:
    Services and interest                                      --            --      1,934,894
    Settlement of:
      Litigation                                               --            --        100,000
      Claims by joint venture partner                          --            --        936,000
    Compensation resulting from stock options granted          --            --        311,900
    Value of stock options granted for services                --            --        112,500
    Equity in net loss of joint venture                        --            --        123,971
    Other                                                      --            --         (7,123)
  Changes in operating assets and liabilities:
    Interest accrued on mining reclamation bonds           (2,795)       (2,740)       (17,551)
    Accounts payable and accrued expenses                 286,652     1,135,236      2,373,153
    Payroll and other taxes                                    --       (29,960)       (29,960)
                                                        ---------    ----------    -----------
      Net cash used in operating activities               (91,068)     (376,597)    (7,028,584)
                                                        ---------    ----------    -----------

Cash flows from investing activities:
  Purchases and additions to mining, milling and other
    property and equipment                                     --            --     (5,120,354)
  Purchases of mining reclamation bonds, net                   --            --       (125,000)
  Deferred mine development costs and other expenses           --            --       (255,319)
                                                        ---------    ----------    -----------
      Net cash used in investing activities                    --            --     (5,500,673)
                                                        ---------    ----------    -----------

            See auditors' report and notes to financial statements.

                               WCM CAPITAL, INC.

                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                           Cumulative
                                                                           December 1,
                                                                              1976
                                                                           (inception)
                                                                             through
                                                Years Ended December 31,   December 31,
                                                  2001          2000          2001
                                               -----------   -----------   -----------
Cash flows from financing activities:
  Issuance of:
    Common stock                               $        --            --     8,758,257
    Underwriter's stock warrants                        --            --           100
  Commissions on sales of common stock                  --            --      (381,860)
  Purchases of treasury stock                           --            --       (12,500)
  Payments:                                                                         --
    Deferred underwriting costs                         --            --       (63,814)
    Debt issuance expenses                              --            --      (164,233)
  Repayments:                                                                       --
    Other notes and loan payables                       --            --      (120,000)
    Loans from affiliate                                --            --       (48,661)
  Proceeds:                                                                         --
    Exercise of stock options                           --            --       306,300
    Advances from joint venture partner                 --            --       526,288
    Other notes and loans payable                   91,068       376,597     2,349,443
    Loans from affiliate                                --            --        55,954
  Issuance of convertible debentures and notes          --            --     1,505,000
  Advances to joint venture partner                     --            --      (181,017)
                                               -----------   -----------   -----------

      Net cash provided by financing activities     91,068       376,597    12,529,257
                                               -----------   -----------   -----------

Increase (decrease) in cash                             --            --            --

Cash Beginning                                          --            --            --
                                               -----------   -----------   -----------

Cash Ending                                    $        --            --            --
                                               ===========   ===========   ===========

Supplemental disclosure of cash flow data -
  Interest paid                                $        --            --       299,868
                                               ===========   ===========   ===========

            See auditors' report and notes to financial statements.

                               WCM CAPITAL, INC.

                         (An Exploration Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               Deficit
                                                                             Accumulated
                                                                Additional   During the
                                                     Common      Paid-in     Exploration     Treasury
                                        Shares       Stock       Capital        Stage          Stock        Total
                                      ----------   ----------   ----------   -----------    ----------   ----------
Issuance of common stock:
  Cash                                     8,268   $       83       43,017            --            --       43,100
  Non-cash:
    Related parties                       49,332          493        8,757            --            --        9,250
    In exchange for shares of Gold
      Developers and Producers, Inc.      58,400          584       16,850            --            --       17,434
Net loss                                      --           --           --       (45,584)           --      (45,584)
                                      ----------   ----------   ----------    ----------    ----------   ----------
Balance, December 31, 1977               116,000        1,160       68,624       (45,584)           --       24,200

Issuance of common stock:
  Pursuant to public offering, net of
    underwriting expenses of $11,026      31,368          314      283,681            --            --      283,995
  Cash                                    12,000          120      242,757            --            --      242,877
  Non-cash                                   268            2        4,998            --            --        5,000
Net loss                                      --           --           --       (66,495)           --      (66,495)
                                      ----------   ----------   ----------    ----------    ----------   ----------
Balance, December 31, 1978               159,636        1,596      600,060      (112,079)           --      489,577

Issuance of common stock:
  Cash                                    12,368          124      441,126            --            --      441,250
  Non-cash:
    Related parties                        2,132           21       59,979            --            --       60,000
    Other                                    356            4       13,346            --            --       13,350
Net loss                                      --           --           --      (128,242)           --     (128,242)
                                      ----------   ----------   ----------    ----------    ----------   ----------
Balance December 31, 1979                174,492        1,745    1,114,511      (240,321)           --      875,935

Issuance of common stock:
  Cash                                    15,452          154      839,846            --            --      840,000
  Non-cash                                 3,176           32      118,968            --            --      119,000
Net loss                                      --           --           --      (219,021)           --     (219,021)
                                      ----------   ----------   ----------    ----------    ----------   ----------
Balance December 31, 1980                193,120        1,931    2,073,325      (459,342)           --    1,615,914

Issuance of common stock:
  Cash                                    11,206          112      820,388            --            --      820,500
  Non-cash                                 1,387           14      103,986            --            --      104,000
  Commission on sale of common stock          --           --      (57,300)           --            --      (57,300)
Net loss                                      --           --           --      (288,105)           --     (288,105)
                                      ----------   ----------   ----------    ----------    ----------   ----------
Balance December 31, 1981                205,713   $    2,057    2,940,399      (747,447)           --    2,195,009

            See auditors' report and notes to financial statements.

                               WCM CAPITAL, INC.

                         (An Exploration Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated
                                                                         Additional    During the
                                                              Common      Paid-in     Exploration    Treasury
                                                 Shares       Stock       Capital        Stage         Stock        Total
                                               ----------   ----------  -----------   -----------    ----------   ----------
Balance December 31, 1981 (forwarded)             205,713   $    2,057    2,940,399      (747,447)           --    2,195,009
Issuance of common stock:
  Cash                                             11,480   $      115      764,011            --            --      764,126
  Non-cash                                          2,160           22      161,978            --            --      162,000
  Commission on sale of common stock                   --           --      (56,075)           --            --      (56,075)
Net loss                                               --           --           --      (287,291)           --     (287,291)
                                               ----------   ----------   ----------    ----------    ----------   ----------
Balance December 31, 1982                         219,353        2,194    3,810,313    (1,034,738)           --    2,777,769

Issuance of common stock:
  Cash                                             16,975          170    1,189,380            --            --    1,189,550
  Non-cash                                            944            9       70,825            --            --       70,834
  Exercise of stock options:
    Related parties                                 3,567           35      267,465            --            --      267,500
    Others                                             52            1        3,999            --            --        4,000
  Commission on sale of common stock                   --           --     (124,830)           --            --     (124,830)
Net loss                                               --           --           --      (749,166)           --     (749,166)
                                               ----------   ----------   ----------    ----------    ----------   ----------
Balance, December 31, 1983                        240,891        2,409    5,217,152    (1,783,904)           --    3,435,657

Issuance of common stock:
  Cash                                             16,023          160    1,151,540            --            --    1,151,700
  Non-cash                                            367            3       27,497            --            --       27,500
  Exercise of stock options by related parties      2,667           27      199,973            --            --      200,000
  Commission on sale of common stock                   --           --      (90,950)           --            --      (90,950)
Net loss                                               --           --           --      (301,894)           --     (301,894)
                                               ----------   ----------   ----------    ----------    ----------   ----------
Balance December 31, 1984                         259,948        2,599    6,505,212    (2,085,798)           --    4,422,013

Issuance of common stock:
  Cash                                              5,618           56      300,023            --            --      300,079
  Non-Cash                                            133            2        7,498            --            --        7,500
  Exercise of stock options:
    Related parties                                 2,667           27      149,973            --            --      150,000
    Others                                             12           --          750            --            --          750
  Commission on sale of common stock                   --           --       (3,462)           --            --       (3,462)
Net loss                                               --           --           --      (133,929)           --     (133,929)
                                               ----------   ----------   ----------    ----------    ----------   ----------
Balance December 31, 1985                         268,378   $    2,684    6,959,994    (2,219,727)           --    4,742,951

            See auditors' report and notes to financial statements.

                               WCM CAPITAL, INC.

                         (An Exploration Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        Deficit
                                                                      Accumulated
                                                                       Additional    During the
                                                           Common        Paid-in    Exploration    Treasury
                                               Shares       Stock        Capital       Stage         Stock          Total
                                             ----------   ----------  -----------   -----------    ----------    ----------
Balance December 31, 1985 (forwarded)           268,378   $    2,684    6,959,994    (2,219,727)           --     4,742,951
Issuance of common stock:
  Cash                                            7,587   $       76      300,424            --            --       300,500
  Non-cash:
  Related parties                                 2,133           21       79,979            --            --        80,000
  Others                                          1,800           18       53,982            --            --        54,000
Net loss                                           --           --           --      (227,788)           --      (227,788)
                                             ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 1986                      279,898        2,799    7,394,379    (2,447,515)           --     4,949,663

Issuance of common stock:
  Cash                                           34,725          347    1,286,954            --            --     1,287,301
  Non-cash:
    Related parties                               2,695           27       70,873            --            --        70,900
    Other                                           500            5       37,245            --            --        37,250
  Commission on sale of common stock                 --           --     (110,243)           --            --      (110,243)
Net loss                                             --           --           --      (730,116)           --      (730,116)
                                             ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 1987                      317,818        3,178    8,679,208    (3,177,631)           --     5,504,755

Issuance of common stock:
  Non-cash - related parties                      2,666           27       49,973            --            --        50,000
  Purchase of 666 shares of treasury stock -
    at cost                                          --           --           --            --       (12,500)      (12,500)
Net loss                                             --           --           --      (386,704)           --      (386,704)
                                             ----------   ----------   ----------    ----------    ----------    ----------
Balance December 31, 1988                       320,484        3,205    8,729,181    (3,564,335)      (12,500)    5,155,551

Issuance of common stock:
  Cash                                            9,040           90      110,410            --            --       110,500
  Non-cash:
    Related parties                               2,800           38       33,828            --            --        33,866
    Other                                         3,782           28       31,472            --            --        31,500
  Private placement:
    Cash                                         30,333          303       22,447            --            --        22,750
    Debt issuance expense                            --           --      455,000            --            --       455,000
    Conversion of debentures                     14,000          140      104,860            --            --       105,000
    Exercise of stock options                     4,000           40       44,960            --            --        45,000
  Compensation resulting from stock options
    granted                                          --           --       39,000            --            --        39,000
  Commission on sale of common stock                 --           --       (1,500)           --            --        (1,500)
Net loss                                             --           --           --    (1,279,804)           --    (1,279,804)
                                             ----------   ----------   ----------    ----------    ----------    ----------
Balance December 31, 1989                       384,439   $    3,844    9,569,658    (4,844,139)      (12,500)    4,716,863

            See auditors' report and notes to financial statements.

                               WCM CAPITAL, INC.

                         (An Exploration Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      Deficit
                                                                                    Accumulated
                                                                      Additional    During the
                                                         Common        Paid-in      Exploration     Treasury
                                           Shares         Stock        Capital         Stage          Stock          Total
                                         -----------   -----------   -----------    -----------    -----------    -----------
Balance December 31, 1989 (forwarded)        384,439   $     3,844     9,569,658     (4,844,139)       (12,500)     4,716,863
Sale of underwriter's stock warrants              --   $        --           100             --             --            100
Issuance of common stock:
  Cash                                         4,467            45        45,180             --             --         45,225
  Non-cash - others                              531             5         5,973             --             --          5,978
  Conversion of debentures                     2,133            22        31,978             --             --         32,000
Net loss                                          --            --            --     (1,171,962)            --     (1,171,962)
                                         -----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 1990                   391,570         3,916     9,652,889     (6,016,101)       (12,500)     3,628,204

Issuance of common stock:
  Cash                                        23,995           240        96,691             --             --         96,931
  Cash - related parties                      24,000           240        89,760             --             --         90,000
  Non-cash - others                           15,783           158        59,029             --             --         59,187
  Conversion of debentures                    49,747           498       625,502             --             --        626,000
  Exercise of stock options                    3,333            33        12,467             --             --         12,500
  Conversion of notes payable                  3,333            33        14,967             --             --         15,000
Net loss                                          --            --            --       (764,926)            --       (764,926)
                                         -----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 1991                   511,761         5,118    10,551,305     (6,781,027)       (12,500)     3,762,896

Issuance of common stock:
  Cash                                        26,959           269       169,339             --             --        169,608
  Cash - related parties                       8,400            84        48,916             --             --         49,000
  Non-cash:
    Others                                    23,062           231       365,827             --             --        366,058
    Related parties                              161             2           604             --             --            606
    Exercise of options by related parties    27,333           273       102,227             --             --        102,500
  Conversion of debentures                     7,200            72       161,928             --             --        162,000
  Commission on sale of stock -
    related parties                               --            --        (7,123)            --             --         (7,123)
Net loss                                          --            --            --     (1,343,959)            --     (1,343,959)
                                         -----------   -----------   -----------    -----------    -----------    -----------
Balance December 31, 1992                    604,876         6,049    11,393,023     (8,124,986)       (12,500)     3,261,586

Issuance of common stock:
  Cash                                        11,645           116       133,848             --             --        133,964
  Cash - related parties                      10,360           104        77,596             --             --         77,700
  Non-cash:
    Others                                     2,000            20        14,980             --             --         15,000
    Settlement of litigation                  13,333           133        99,867             --             --        100,000
    Exercise of options by related parties     2,667            27         9,973             --             --         10,000
  Conversion of debentures                     1,867            19        34,981             --             --         35,000
  Conversion of loan                           1,333            13         9,987             --             --         10,000
Net loss                                          --            --            --       (797,619)            --       (797,619)
                                         -----------   -----------   -----------    -----------    -----------    -----------
Balance December 31, 1993                    648,081   $     6,481    11,774,255     (8,922,605)       (12,500)     2,845,631

            See auditors' report and notes to financial statements.

                               WCM CAPITAL, INC.

                         (An Exploration Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            Deficit
                                                                                          Accumulated
                                                                           Additional     During the
                                                              Common         Paid-in      Exploration     Treasury
                                                Shares         Stock         Capital         Stage          Stock          Total
                                               ---------    -----------    -----------    -----------    -----------    -----------
Balance December 31, 1993 (forwarded)            648,081    $     6,481     11,774,255     (8,922,605)       (12,500)     2,845,631
Retirement of treasury stock                        (666)   $        (7)       (12,493)            --         12,500             --
Net loss                                              --             --             --       (381,596)            --       (381,596)
                                               ---------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1994                       647,415          6,474     11,761,762     (9,304,201)            --      2,464,035

Issuance of common stock:
  Settlement of claims by joint venture partner   80,000            800        935,200             --             --        936,000
  Repayments:
    Loan from joint venture partner               42,667            427        498,773             --             --        499,200
    Long-term loans from related parties
      and accrued interest                       115,730          1,157        675,868             --             --        677,025
  Exchange of shares for profit participation
    interests                                     36,000            360           (360)            --             --             --
Net loss                                              --             --             --     (1,641,944)            --     (1,641,944)
                                               ---------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1995                       921,812          9,218     13,871,243    (10,946,145)            --      2,934,316

Issuance of common stock:
  Cash                                            23,379            234        297,366             --             --        297,600
  Services and interest                           49,547            495        561,942             --             --        562,437
  Conversion of convertible notes                 57,263            573        557,747             --             --        558,320
  Repayments:
    Loan from joint venture partner               30,880            309        361,566             --             --        361,875
    Long-term loans from related party           124,892          1,249      1,462,332             --             --      1,463,581
Net loss                                              --             --             --     (5,125,232)            --     (5,125,232)
                                               ---------    -----------    -----------    -----------    -----------    -----------
Balance December 31, 1996                      1,207,773         12,078     17,112,196    (16,071,377)            --      1,052,897

Issuance of common stock:
  Extension of lease rights                        1,386             14         12,986             --             --         13,000
  Conversions:
    Note payable                                 102,941          1,029        598,971             --             --        600,000
    Debt                                           6,667             67         50,433             --             --         50,500
  Acquisition of joint venture                        --             --        615,774             --             --        615,774
Net loss                                              --             --             --     (2,567,282)            --     (2,567,282)
                                               ---------    -----------    -----------    -----------    -----------    -----------
Balance December 31, 1997                      1,318,767         13,188     18,390,360    (18,638,659)            --       (235,111)

Net loss                                              --             --             --     (1,344,962)            --     (1,344,962)
                                               ---------    -----------    -----------    -----------    -----------    -----------
Balance December 31, 1998                      1,318,767         13,188     18,390,360    (19,983,621)            --     (1,580,073)

Net loss                                              --             --             --       (311,180)            --       (311,180)
                                               ---------    -----------    -----------    -----------    -----------    -----------
Balance December 31, 1999                      1,318,767         13,188     18,390,360    (20,294,801)            --     (1,891,253)

Net loss                                              --             --             --       (235,304)            --       (235,304)
                                               ---------    -----------    -----------    -----------    -----------    -----------
Balance December 31, 2000                      1,318,767    $    13,188     18,390,360    (20,530,105)            --     (2,126,557)
                                               =========    ===========    ===========    ===========    ===========    ===========

Net loss                                              --             --             --       (374,925)            --       (374,925)
                                               ---------    -----------    -----------    -----------    -----------    -----------
Balance December 31, 2001                      1,318,767    $    13,188     18,390,360    (20,905,030)            --     (2,501,482)
                                               =========    ===========    ===========    ===========    ===========    ===========

            See auditors' report and notes to financial statements.

                                WCM CAPITAL, INC.

                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - BASIS OF PRESENTATION/GOING CONCERN UNCERTAINTY:

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As of December 31, 2001 and 2000, the Company had no cash balance, an accumulated deficit of $20,905,030 and $20,530,105 respectively, and a working capital deficiency of $2,644,034 and $2,266,313 respectively. The Company was in default on the payment of the principal balances and accrued interest on certain notes and debentures (Notes 5, 6 and 7). In addition to the payable of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations or environmental matters (Note 8B), at a rate of approximately $25,000 per month during the year 2002 as based upon the year 2001 actual costs. Such matters raise substantial doubt as to the Company's ability to continue as a going concern.

     U.S. Mining Co. (USM), has verbally pledged to provide financing to the Company on an as needed basis through December 31, 2002. The funds will cover general, administrative and other costs. Additional funds will be needed to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Organization:

     WCM Capital, Inc. (formerly Franklin Consolidated Mining Co., Inc.) (Company), incorporated on December 1, 1976 under the laws of the State of Delaware, was formed to engage in the exploration, development and mining of precious and non-ferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and non-ferrous metal properties. The Company's principal mining properties are
     (i) the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine, and extract all minerals located in approximately 51 mining claims of which 28 are patented (Franklin Mines) and (ii) the Franklin Mill, a crushing and flotation mill which is located on the site of the Franklin Mines (Franklin Mill). The Company is an exploration stage enterprise, as it did not generate any significant revenues through December 31, 2001.

                                WCM CAPITAL, INC.

                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

     Therefore, for the year beginning January 1, 1996, the Company expensed all prior capitalized milling and mining exploration costs, as an impairment loss. This change of accounting policy and correction of an error had a significant impact on the financial statement for the year ended December 31, 1996 and all subsequent years. Therefore the reports on the financial statements for the prior years from December 31, 1998 through December 31, 2000 have been noted and reissued as of December 31, 2001.

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

                                WCM CAPITAL, INC.

                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

                                WCM CAPITAL, INC.

                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

                                WCM CAPITAL, INC.

                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

NOTE 4 - NOTES PAYABLE - RELATED PARTY AND OTHERS:

     Due to related party and others consisting of the following at December 31:

                                               2001       2000
                                             --------   --------
     12% unsecured demand notes due to the
       Company's  former  President
       and his affiliated entity             $142,719    142,719
     Secured promissory note (a)               60,000     60,000
     Unsecured promissory notes (b)            94,310     94,310
                                             --------   --------
                                             $297,029    297,029
                                             ========   ========

                                WCM CAPITAL, INC.

                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 4 - NOTES PAYABLE - RELATED PARTY AND OTHERS (continued):

     (a) The outstanding principal balance of the note, payable on July 18, 1996 was defaulted; collateralized by a subordinated security interest in the Company's mining reclamation bond. Interest is payable based on the rate of interest applicable to the mining reclamation bond (8% at December 31, 2001).

     (b) This principal amount represents four unsecured promissory notes. The Company assumed these obligations on Novembers 25, 1997, as part of the acquisition from USM. These notes were in default when assumed by the Company, and remain in default as of December 31, 2001; interest accrued at 17%.

          Accrued interest on the above notes at December 31, 2001 aggregated approximately $61,776.

NOTE 5 - CONVERTIBLE DEBENTURES AND OTHER CONVERTIBLE DEBT:

     As of December 31, 2001, consists of a 12.25% convertible debenture in the amount of $145,000 that matured on December 31, 1994.

     As of December 31, 2001, the Company was in default with respect to the principal balance of the debenture and accrued interest of approximately $115,000. As a result of its default, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debenture holders seeking immediate repayment of principal plus interest and other costs. Management cannot assure that funds will be available for the required payments or the effect will be of any actions brought by or on behalf of the debenture holders (Note 7c).

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

                                WCM CAPITAL, INC.

                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 6 - NOTE PAYABLE - RELATED PARTY:

     The Company had an 8% promissory note with a balance of $955,756, at December 31, 1997, representing advances to the Company by an affiliated entity, POS Financial, Inc. (POS), a New Jersey corporation, and obligations assumed in connection with the contributions of Joint Venture interest (Note 3). The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties. The note is subject to successive 30-day extensions throughout 1998 and 1999 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties as they are owned by a director of WCM and can exert significant influence over the Company. The principal balance due of $1,768,829 was forgiven by USM as of December 31, 2000. Accrued interest of $332,869 remains a liability of the Company.

     Additional amounts were loaned to the Company through December 31, 2001 and remain unpaid as of that date.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

     On November 13, 1997, Hayden entered into an agreement to sell the Hayden interests to USM for a purchase price of $75,000 (the "Hayden-USM Purchase Agreement"). The purchase price was evidenced by a promissory note, due February 2, 1998. Payment on the note has been waived until USM receives a report of clear title.

     Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to give Hayden mineral rights to some land parcels and will receive royalties which will be expenses as incurred. As of December 31, 2001, USM had not received clear title but continued to make Purchase Agreement extension payments.

     Kennec receives a 50% share on land and mineral rights on certain parcels of acreage.

     All royalty payments made under the Hayden and Kennec agreements were expensed as incurred as mine expenses and environmental remediation costs in the accompanying Statement of Operations.

                                WCM CAPITAL, INC.

                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued):

     The Company pays a monthly rental of $3,500 (on a month to month basis) for the office space, secretarial and other services provided to the Company pursuant to an oral agreement with a non-affiliate. Rent expense was $39,700 in 2000. As of February 28, 2001, the Company ceased its tenancy.

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

                                WCM CAPITAL, INC.

                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

     The Company currently is not in compliance with the minimum bid price requirement; additionally, there can be no assurance that the company's common stock will be able to meet such compliance in the future.

NOTE 8 - INCOME TAXES:

     As of December 31, 2001, the Company had federal net operating loss carryforwards of approximately $12,210,000 available to reduce future federal taxable income, which, if not used, will expire at various dates through December 31, 2020. Changes in the ownership of the Company may subject these loss carryforwards to substantial limitations.

     The Company has offset the carrying value of the deferred tax attributable to the potential benefits from such net operating loss carryforwards by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. There are no other material temporary differences.

                                WCM CAPITAL, INC.

                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 9 - STOCKHOLDERS' EQUITY:

     (a)  Reverse Stock Splits:

          On May 26, 1998, the Company effectuated a twenty-five-for-one reverse stock split, and a three-for-one reverse stock split on December 20, 1999. The accompanying financials give retroactive effect to these reverse stock splits.

     (b)  Common Stock Reserved for Issuance:

          At December 31, 2001, there were 3,867 shares of common stock reserved for issuance upon the exercise of the 12.25% $145,000 convertible debentures (see Note 6).

     (c)  Issuance of Common Stock

          From December 1, 1976 (inception) through December 31, 2001, the Company issued common stock for:

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

The Company retained JH Cohn LLP as its independent auditors for fiscal year 2000. JH Cohn was the independent auditor for the Company through fiscal year 1997

On April 9, 2000, the Company notified JH Cohn LLP. Certified Public Accountants that it would no longer serve as its independent auditors. The decision to dismiss JH Cohn LLP was approved by the Board of Directors of the Company. JH Cohn was dismissed prior to issuing any reports on behalf of the Company. The Company retained Polakoff, Weismann, Leen, LLC as its independent auditors for fiscal year 2000.

On August 23, 2001, the Company was notified that the managing member of our account left the firm of Polakoff, Weismann, Leen, LLC to form a new accounting firm, IWA Financial Consulting, LLC. The Company elected to continue its relationship with this member and has moved its account to IWA Financial Consulting, LLC. Therefore, IWA will act as independent auditors for the Company for fiscal year 2001.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act

Name                                    Age      Position
--------------------                    ---      -------------------------------
Robert Waligunda                        56       Current President and Treasurer

Richard Brannon                         53       Vice-President-Secretary

George E. Otten                         76       Vice President

William C. Martucci                     59       Director(1)

William Wishinsky                       37       Director

Casey Myhre                             36       Director

Vincent A. DeMartino                    38       Director

--------------------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)  Certain Beneficial Owners of Common Stock
                  None

(b)  Security Ownership of Management of Common Stock

The following table sets forth the beneficial ownership of shares of the Company's common stock as of March 15, 2002 for each (a) director, (b) executive officer, and (c) person who is known to be the beneficial owner of five percent or more of the outstanding shares of Common Stock and all directors and executive officers as a group.

Name and                                           Amount and      Percentage
Address of                                          Nature of       of Class
Beneficial                                         Beneficial
Owner (1)(6)                                        Ownership

Robert L. Waligunda(3)                                 856(4)          .06
George E. Otten(2)                                     -0-             -0-
Richard Brannon (3)(5)
William C. Martucci(3)                                 -0-             -0-
William H. Wishinsky(3)                                -0-             -0-
Casey Myhre(3)                                         -0-             -0-
Vincent A. DeMartino(3)                                -0-             -0-
                                                      -----           -----

All Directors and Executive                            856            .06%
Officers as a Group

--------------

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

Since the expiration of the purchase agreement, there have been no further negotiations between the Company and USM with respect to a possible business combination or other transaction. The Company has not made any payments to USM in satisfaction of its indebtedness, rather, USM has agreed and is continuing to fund the Company on a month-to-month basis. Additionally, USM has forgiven all monies owed by the Company, not including accrued interest, as of December 31, 2000. The balance forgiven was $1,768,829 and is included in revenues for the year ended December 31, 2000. In fiscal year 2001, USM advanced $91,068 to the Company and is owed interest in the aggregate amount of $332,869. See Item 6 Managements Discussion and Analysis of Operations.

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

                                          WCM CAPITAL, INC.


                                          /s/ Robert Waligunda

April 1, 2002                             -----------------------------
                                          Robert Waligunda, President/Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Waligunda
------------------------             President, Treasurer         April 1, 2002
    Robert Waligunda                 and Director

/s/ Richard Brannon
------------------------             Vice President/Secretary     April 1, 2002
    Richard Brannon

/s/ George Otten
------------------------             Vice President               April 1, 2002
    George Otten

/s/ William C. Martucci              Director                     April 1, 2002
------------------------
    William C. Martucci

/s/  Casey Meyer                     Director                     April 1, 2002
-----------------------
     Casey Meyer

/s/  William Wishinsky               Director                     April 1, 2002
------------------------
     William Wishinsky

/s/  Vincent A. DeMartino Director                               April 1, 2002
----------------------------------
     Vincent A. DeMartino