Form 10QSB
period 2002-03-31
WCM CAPITAL INC
filed 2002-05-13
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

  For the Quarter Ended March 31, 2002             Commission File No. 0-9416

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

P.O. Box 343, Millburn, New Jersey                       07041
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area code       (974)-467-0010

The Number of Shares Outstanding of Common Stock
$.01 Par Value, at  March 31, 2002                       1,318,767

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [_]

                                WCM CAPITAL, INC.
                              FINANCIAL STATEMENTS

                               THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001

                                    CONTENTS





                                                                        Page
                                                                        ----

Accountant's Review Report                                               F-1

Financial Statements:

  Balance Sheets                                                         F-2

  Statements of Operations                                               F-3

  Statements of Cash Flows                                            F-4 - F5

Notes to Financial Statements                                        F-6 - F-15

                           ACCOUNTANTS' REVIEW REPORT


To the Stockholders
WCM CAPITAL, INC.
New York, New York

      We have reviewed the accompanying Balance Sheets of WCM Capital, Inc. as of March 31, 2002 and 2001 and the related Statements of Operations and Cash Flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of WCM Capital, Inc.

      A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review we are not aware of any material modifications that should be made to the March 31, 2002 financial statements in order for them to be in conformity with generally accepted accounting principles with the following exceptions.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operations have generated recurring losses and cash flow deficiencies from inception and, as of March 31, 2002 and 2001, had a substantial working capital deficiency. As a result, it was in default with respect to payments on several notes and on convertible debentures and was wholly dependent on outside funding to finance current operations. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                   IWA FINANCIAL CONSULTING LLC
                                                   Certified Public Accountants
                                                   Livingston, New Jersey
                                                   April 28, 2002

                                      WCM CAPITAL, INC.
                                (An Exploration Stage Company)

                                        BALANCE SHEETS

                                            ASSETS


                                                                               March 31,
                                                                      ---------------------------
                                                                         2002            2001
                                                                      ------------    -----------
Assets - Mining Reclamation bonds                                     $    143,264        140,455
                                                                      ============    ===========

                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current liabilities:
Accounts payable and accrued expenses                                 $  2,142,384      1,848,573
Convertible debentures                                                     145,000        145,000
Notes payable:
Related companies and others                                               297,029        297,029
U.S. Mining Inc. - related company                                         103,167         31,901
                                                                      ------------    -----------

          Total current liabilities                                      2,687,580      2,322,503
                                                                      ------------    -----------

Commitments and contingencies

Stockholders' deficiency:
   Common stock, par value $.01 per share; 40,000,000 shares
 authorized; 1,318,767 shares issued and outstanding                        13,188         13,188
Additional paid-in capital                                              18,390,360     18,390,360
Deficit accumulated during the exploration stage                       (20,947,864)   (20,585,596)
                                                                      ------------    -----------

          Total stockholders' deficiency                                (2,544,316)    (2,182,048)
                                                                      ------------    -----------

               Total                                                  $    143,264        140,455
                                                                      ============    ===========


   The accompanying notes are an integral part of these financial statements.

                               WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                 Cumulative
                                                                                 December 1,
                                                                                    1976
                                                                                 (Inception)
                                                        Three Months Ended         through
                                                            March 31,             March 31,
                                                       2002           2001          2002
                                                    -----------    ----------    -----------
Revenues:
  Sales                                               $        --            --        876,082
  Interest income                                             713           700        557,358
  Forgiveness of debt                                          --            --      1,768,829
  Other income                                                 --            --         79,397
                                                      -----------    ----------    -----------

        Total                                                 713           700      3,281,666
                                                      -----------    ----------    -----------

Expenses:
  Mine expenses and environmental remediation costs         4,632            --      3,682,856
  Write down of inventories                                    --            --        223,049
  Loss on sale/write down of mining, milling and
   other property and equipment                                                      6,638,901
  Depreciation and depletion                                   --            --      1,910,543
  General and administrative                               22,967        40,911      8,007,127
  Interest                                                 15,948        15,280      1,602,906
  Amortization of debt issuance                                                        683,047
  Loss on settlement of litigation                             --            --        100,000
  Loss on sale of property                                     --            --        225,000
  Equity in net loss and settlement of claims
   of Joint Venture                                                                  1,059,971
  Other                                                        --            --         96,130
                                                      -----------    ----------    -----------

        Total                                              43,547        56,191     24,229,530
                                                      -----------    ----------    -----------

Net loss                                              $   (42,834)      (55,491)   (20,947,864)
                                                      ===========    ==========    ===========

Loss per common share                                 $     (0.03)        (0.04)
                                                      ===========   ===========

Weighted average shares outstanding                     1,318,767     1,318,767
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                            Cumulative
                                                                                            December 1,
                                                                                                1976
                                                                Three Months Ended          (Inception)
                                                                     March 31,                through
                                                          ------------------------------      March 31,
                                                               2002            2001            2002
                                                          -------------    -------------    -----------
Cash flows from operating activities:
  Net loss                                                $     (42,834)         (55,491)   (20,947,864)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and depletion                                       --               --      1,910,543
    Forgiveness of debt                                              --               --     (1,768,829)
    Provision for uncollectible account                              --               --        350,000
    Write down of mining, milling and other
      property and equipment                                         --               --      6,638,901
    Amortization of debt issuance expense                            --               --        683,047
    Loss on sale of equipment                                        --               --        225,000
Value of common stock issued for:
  Services and interest                                              --               --      1,934,894
  Settlement of:
    Litigation                                                       --               --        100,000
    Claims by joint venture partner                                  --               --        936,000
  Compensation resulting from stock options granted                  --               --        311,900
  Value of stock options granted for services                        --               --        112,500
  Equity in net loss of joint venture                                --               --        123,971
  Other                                                              --               --         (7,123)
Changes in operating assets and liabilities:
  Interest accrued on mining reclamation bonds                     (712)            (699)       (18,263)
  Accounts payable and accrued expenses                          31,447           24,289      2,404,600
  Payroll and other taxes                                            --               --        (29,960)
                                                          -------------    -------------    -----------
    Net cash used in operating activities                       (12,099)         (31,901)    (7,040,683)
                                                          -------------    -------------    -----------

Cash flows from investing activities:
  Purchases and additions to mining, milling and other
   property and equipment                                            --               --     (5,120,354)
  Purchases of mining reclamation bonds, net                         --               --       (125,000)
  Deferred mine development costs and other expenses                 --               --       (255,319)
                                                          -------------    -------------    -----------
    Net cash used in investing activities                            --               --     (5,500,673)
                                                          -------------    -------------    -----------


   The accompanying notes are an integral part of these financial statements.

                               WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                            Cumulative
                                                                                            December 1,
                                                                                                1976
                                                                Three Months Ended          (Inception)
                                                                     March 31,                through
                                                          ------------------------------      March 31,
                                                               2002            2001            2002
                                                          -------------    -------------    -----------
Cash flows from financing activities:
  Issuance of:
    Common stock                                          $          --               --      8,758,257
    Underwriter's stock warrants                                     --               --            100
  Commissions on sales of common stock                               --               --       (381,860)
  Purchases of treasury stock                                        --               --        (12,500)
  Payments:                                                                                          --
    Deferred underwriting costs                                      --               --        (63,814)
    Debt issuance expenses                                           --               --       (164,233)
  Repayments:                                                                                        --
    Other notes and loan payables                                    --               --       (120,000)
    Loans from affiliate                                             --               --        (48,661)
  Proceeds:                                                                                          --
    Exercise of stock options                                        --               --        306,300
    Advances from joint venture partner                              --               --        526,288
    Other notes and loans payable                                12,099           31,901      2,361,542
    Loans from affiliate                                             --               --         55,954
  Issuance of convertible debentures and notes                       --               --      1,505,000
  Advances to joint venture partner                                  --               --       (181,017)
                                                           -------------    -------------    -----------

       Net cash provided by financing activities                 12,099           31,901     12,541,356
                                                          -------------    -------------    -----------

Increase (decrease) in cash                                          --               --             --

Cash Beginning                                                       --               --             --
                                                          -------------    -------------    -----------

Cash Ending                                               $          --               --             --
                                                          =============    =============    ===========

Supplemental disclosure of cash flow data -
  Interest paid                                           $          --               --        299,868
                                                          =============    =============    ===========


   The accompanying notes are an integral part of these financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 1 - BASIS OF PRESENTATION/GOING CONCERN UNCERTAINTY:

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As of March 31, 2002 and 2001, the Company had no cash balance, an accumulated deficit of $20,947,864 and $20,585,596 respectively, and a working capital deficiency of $2,687,580 and $2,322,503 respectively. The Company was in default on the payment of the principal balances and accrued interest on certain notes and debentures (Notes 5, 6 and 7). In addition to the payable of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations or environmental matters (Note 8B), at a rate of approximately $25,000 per month during the year 2002 as based upon the year 2001 actual costs. Such matters raise substantial doubt as to the Company's ability to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Organization:

      WCM Capital, Inc. (formerly Franklin Consolidated Mining Co., Inc.) (Company), incorporated on December 1, 1976 under the laws of the State of Delaware, was formed to engage in the exploration, development and mining of precious and non-ferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and non-ferrous metal properties. The Company's principal mining properties are (i) the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine, and extract all minerals located in approximately 51 mining claims of which 28 are patented (Franklin Mines) and (ii) the Franklin Mill, a crushing and flotation mill which is located on the site of the Franklin Mines (Franklin Mill). The Company is an exploration stage enterprise, as it did not generate any significant revenues through March 31, 2002.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

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

      The SEC also stated that since this was a development stage company for approximately 20 years, the Company should write off as an impairment loss, all the capitalized milling and mining exploration costs as these costs were materially in excess of the undiscounted projected net profits to be realized from future operations. The Company agreed with the SEC findings.

      Therefore, for the year beginning January 1, 1996, the Company expensed all prior capitalized milling and mining exploration costs, as an impairment loss. This change of accounting policy and correction of an error had a significant impact on the financial statement for the year ended December 31, 1996 and all subsequent years. Therefore the reports on the financial statements for the prior years from December 31, 1998 through December 31, 2001 have been noted and reissued as of December 31, 2001.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

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

      As stated under "Organization of This Note", all prior capitalized milling and mining exploration costs were written off as impairments losses as of December 31, 2001.

Impairment of Long-Lived Assets:

      The company has adopted the provisions of FASB Statement of Financial Accounting Standards No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). Under SFAS 121, impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company, due to certain restrictions associated with milling operations, sold the Gold Hill Mill Properties on June 5, 1998 in exchange for property and equipment with a market value of $725,000 and a 14% note receivable of $350,000. As of December 31, 1998, this note was voided and a $200,000 impairment loss was taken against the $725,000 of equipment acquired. As of December 31, 2001, the Company determined that the recoverability of the carrying amount of the equipment was uncertain; therefore, the remaining cost of the equipment was impaired in the amount of $525,000. All other property and equipment were considered impaired as of December 31, 1997, for a total impairment loss of $5,913,901.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

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

NOTE 4 - NOTES PAYABLE - RELATED PARTY AND OTHERS:

      Due to related party and others consisting of the following at March 31:

                                                             2002         2001
                                                           --------     --------
12% unsecured demand notes due to the Company's
former President and his affiliated entity                 $142,719      142,719
         Secured promissory note (a)                         60,000       60,000
         Unsecured promissory notes (b)                      94,310       94,310
                                                           --------     --------
                                                           $297,029      297,029
                                                           ========     ========

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 4 - NOTES PAYABLE - RELATED PARTY AND OTHERS (continued):

(a) The outstanding principal balance of the note, payable on July 18, 1996 was defaulted; collateralized by a subordinated security interest in the Company's mining reclamation bond. Interest is payable based on the rate of interest applicable to the mining reclamation bond (8% at March 31, 2002).

(b) This principal amount represents four unsecured promissory notes. The Company assumed these obligations on Novembers 25, 1997, as part of the acquisition from USM. These notes were in default when assumed by the Company, and remain in default as of March 31, 2002; interest accrued at 17%.

Accrued interest on the above notes at March 31, 2002 aggregated approximately $128,406.

NOTE 5 - CONVERTIBLE DEBENTURES AND OTHER CONVERTIBLE DEBT:

      As of March 31, 2002, consists of a 12.25% convertible debenture in the amount of $145,000 that matured on March 31, 1994.

      As of March 31, 2002, the Company was in default with respect to the principal balance of the debenture and accrued interest of approximately $124,300. As a result of its default, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debenture holders seeking immediate repayment of principal plus interest and other costs. Management cannot assure that funds will be available for the required payments or the effect will be of any actions brought by or on behalf of the debenture holders (Note 7c).

      In September 1996, the Company acquired a 20% interest in Newmineco by issuing a 9.5% note of $600,000 payable to Gems, convertible to common stock at the Company's option on or after January 1, 1997. On February 10, 1997, the Company notified the assignees that it elected to convert the principal balance into 102,564 shares of common stock, as adjusted, based on the conversation rate of $5.85, per share as adjusted. As a result of problems concerning permitting and various other issues related to the Mogul Mines, the purchase price was reduced to $150,000 on March 31, 1996 and to zero on March 31, 1997. The $450,000 (1996) and $150,000 (1997) reductions in the purchase price were effectuated through an equivalent reduction in the principal balance of an 8% mortgage notes payable to an affiliate of Gems by the Company.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 6 - NOTE PAYABLE - RELATED PARTY:

      8% promissory note with a balance of $955,756, at December 31, 1997, representing advances to the Company by an affiliated entity, POS Financial, Inc. (POS), a New Jersey corporation, and obligations assumed in connection with the contributions of Joint Venture interest (Note 3). The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties. The note is subject to successive 30-day extensions throughout 1998 and 1999 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties as they are owned by a director of WCM and can exert significant influence over the Company. The principal balance due of $1,768,829 was forgiven by USM as of December 31, 2000. Accrued interest of $341,001 remains a liability of the Company.

      Additional amounts loaned to the Company totaling $103,167 through March 31, 2002 remain unpaid as of that date.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

      On November 13, 1997, Hayden entered into an agreement to sell the Hayden interests to USM for a purchase price of $75,000 (the "Hayden-USM Purchase Agreement"). The purchase price was evidenced by a promissory note, due February 2, 1998. Payment on the note has been waived until USM receives a report of clear title.

      Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to give Hayden mineral rights to some land parcels and will receive royalties which will be expenses as incurred. As of March 31, 2002, USM had not received clear title but continued to make Purchase Agreement extension payments.

Kennec receives a 50% share on land and mineral rights on certain parcels of acreage.

      All royalty payments made under the Hayden and Kennec agreements were expensed as incurred as mine expenses and environmental remediation costs in the accompanying Statement of Operations.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued):

      The Company pays a monthly rental of $3,500 (on a month to month basis) for the office space, secretarial and other services provided to the Company pursuant to an oral agreement with a non-affiliate. Rent expense was $39,700 in 2001. As of February 28, 2002, the Company ceased its tenancy.

(b)   Environmental Matters:

      During 1999, inspections of the Franklin Mining properties revealed that certain drainage problems and substandard linings at the tailings disposal areas created potential hazards and that protection measures are required.

      The Company received a letter dated March 9, 2001 from the Colorado Division of Minerals and Geology (the "DMG") which set forth measures that must be taken to bring the site into compliance with groundwater regulations and to stabilize the tailings pond and site. In the event the Company completes all of the required actions by May 30, 2002, a Temporary Cessation order will be granted by DMG. In the event a Temporary Cessation is granted, no further reclamation work or mining work would be required for the duration of the Temporary Cessation, beyond basic maintenance and reclamation required to keep the site from further deterioration.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

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

NOTE 8 - INCOME TAXES:

      As of March 31, 2002, the Company had federal net operating loss carryforwards of approximately $12,210,000 available to reduce future federal taxable income, which, if not used, will expire at various dates through December 31, 2020. Changes in the ownership of the Company may subject these loss carryforwards to substantial limitations.

      The Company has offset the carrying value of the deferred tax attributable to the potential benefits from such net operating loss carryforwards by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. There are no other material temporary differences.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 9 - STOCKHOLDERS' EQUITY:

(a)   Reverse Stock Splits:

On May 26, 1998, the Company effectuated a twenty-five-for-one reverse stock split, and a three-for-one reverse stock split on March 20, 1999. The accompanying financials give retroactive effect to these reverse stock splits.

(b)   Common Stock Reserved for Issuance:

At March 31, 2002, there were 3,867 shares of common stock reserved for issuance upon the exercise of the 12.25% $145,000 convertible debentures (see Note 6).

(c)   Issuance of Common Stock

From March 1, 1976 (inception) through March 31, 2002, the Company issued common stock for:

                                                        Shares         Amount
                                                     -----------    -----------
Cash, including net proceeds of $283,995 from Public
offering                                                 355,648    $ 8,758,256
Exercise of stock options                                 46,298        792,250
Commissions on sales of common stock                          --       (451,483)
Purchase and retirement of treasury stock                   (666)       (12,500)

Non-cash, other than related parties:
         Services and property                           165,582      1,673,394
Conversion of debentures and notes payable               246,107      2,648,820
         Stock options and stock warrants granted             --         39,100
         Settlement of litigation and other               13,710        100,000

Non-cash, related parties:
         Services and property                            97,919        918,030
         Settlement of claims by related parties          80,000        936,000
         Repayment of related party loans                314,169      3,001,681
                                                     -----------    -----------

                                                       1,318,767    $18,403,548
                                                     ===========    ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, Management believes that certain of the matters discussed in this Quarterly Report for the period ended March 31, 2002 are "forward looking risks and uncertainties which cause actual results to differ materially from those discussed herein including, but not limited, risks relating to changing economic conditions, change in price as disclosed in this Quarterly Report. The Company cautions readers that any such forward-looking statements are based upon management's current expectations and beliefs but are not guaranties of future performance. Actual results could differ materially from those expressed or implied in forward-looking statements.

Liquidity and Capital Resources

The Company had no active mining or milling operations during the first quarter ended March 31, 2002.

During the first quarter of 2000, we filed a notice with the DMG requesting that our permit be placed into Temporary Cessation. A Temporary Cessation is a limited period of non-production, which results when an operator plans to temporarily cease production for at least 180 days upon filing of a notice of such intent with the DMG. As a condition to granting the request, the Company must address certain issues with respect to groundwater and tailings disposal ponds. Thus, the Company's efforts have been focused on addressing these issues. We have adequately addressed the concerns of the DMG and was granted a Temporary Cessation in the first quarter of 2002.

While we have actively sought to place our permit into Temporary Cessation, we remain hopeful that economically viable commercial mining operations at the Idaho Springs mining facilities can be conducted in the future. Given the current economic climate and our efforts concerning the Temporary Cessation order, it is highly unlikely that we the Company will begin operating in fiscal year 2002.

Management estimates that we will incur general, administrative and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations and interest, at the rate of approximately $20,000 per month for the remainder of 2002.

U.S. Mining Co. and its sole shareholder, William C. Martucci, has verbally pledged to provide financing to the Company on an as needed basis for purposes of meeting our general administrative and other costs until on or about December 31, 2002. The Company cannot assure, however, that USM will fulfill its commitment to fund the Company's operations through year-end 2002. The funds received from USM will cover the general, administrative and other costs approximated at $20,000 per month. Additional monies will be needed to ready the Franklin Mine and Milling properties for the commencement of extraction and milling and to support the extraction and milling processes once underway as well as to upgrade the processing facilities to allow for an increase in ore processing capacity should we decide to reactivate our permit.

There can be no assurance that the Company will have adequate funds available to repay the funds advanced by USM or that USM will fulfill its obligations to fund the Company through December 31, 2002.

Results of Operations:

The Company had a net loss of $42,834 for the three months ended March 31, 2002 as compared to a net loss of $55,491 during the same period in 2001.

Mining expenses were nominal for the quarters ended March 31, 2002 and 2001 as there were no mining operations either year.

General and administrative expenses were $22,967 for the three months ended March 31, 2002 compared with $40,911 during the same period in 2001. This decrease resulted from a decrease in professional fees.

Interest expense was $15,948 and $15,280 for the three months ended March 31, 2002 and 2001, respectively.

                                     PART II

Item 1. Legal Proceedings

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

On or about April 6, 1998, Martucci terminated his letter of intent to consummate the Transaction with the Company. Despite such termination, Plaintiff Debentureholders agreed to extend the terms of their Agreement with USM through December 1998. As of date hereof, the Company is not aware of any further extension nor, to its knowledge has the Judgment been entered. If the proposed settlement is not consummated, there can be no assurance that the Judgment will not be entered and the Company will be required to pay the amount of the Judgment, including any costs, interest and penalties related thereto.

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

The Company's application for Temporary Cessation of its permit was approved by the DMG during the first quarter of 2002.

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

Company Financial Statements.

At the request of the Division of Corporate Finance of the Securities and Exchange Commission, we announced on October 17, 2001 that there were potential errors in the audited financial statements of the Company for the fiscal years ended 1996 through 2000. The Company and its independent auditors have been working closely with the SEC, and made the required corrections and reissued these reports during the first quarter 2002.

Item 6. Exhibits and Reports on Form 8-K

      A.    Exhibits

      B.    Reports on Form 8-K

                                    SIGNATURE


In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 WCM CAPITAL, INC.


                                                 /s/   Robert Waligunda
Date:    May 10th, 2002                          -------------------------------
                                                 Robert Waligunda, President