Form 10-Q
period 2002-06-30
WCM CAPITAL INC
filed 2002-08-12
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


    For the Quarter Ended June 30, 2002            Commission File No. 0-9416


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


P.O. Box 343, Millburn, New Jersey                           07041
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area code           (974)-467-0010


The Number of Shares Outstanding of Common Stock
$.01 Par Value, at June 30, 2002                             1,318,767


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.


Yes _X_ No ___

                                WCM CAPITAL, INC.

                              FINANCIAL STATEMENTS

                                SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001

                                    CONTENTS


                                                                        Page

Accountant's Review Report                                                1

Financial Statements:

  Balance Sheets                                                          2

  Statements of Operations                                                3

  Statements of Cash Flows                                              4 - 5

Notes to Financial Statements                                           6 - 15

                           ACCOUNTANTS' REVIEW REPORT


To the Stockholders
WCM CAPITAL, INC.
New York, New York

      We have reviewed the accompanying Balance Sheets of WCM Capital, Inc. as of June 30, 2002 and 2001 and the related Statements of Operations and Cash Flows for the six months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of WCM Capital, Inc.

      A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review we are not aware of any material modifications that should be made to the June 30, 2002 financial statements in order for them to be in conformity with generally accepted accounting principles with the following exceptions.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operations have generated recurring losses and cash flow deficiencies from inception and, as of June 30, 2002 and 2001, had a substantial working capital deficiency. As a result, it was in default with respect to payments on several notes and on convertible debentures and was wholly dependent on outside funding to finance current operations. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                    IWA FINANCIAL CONSULTING LLC
                                                    Certified Public Accountants
                                                    Livingston, New Jersey
                                                    July 26, 2002

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS


                                     ASSETS

                                                                        June 30,
                                                              ---------------------------
                                                                  2002           2001
                                                              ------------    -----------

Assets - Mining Reclamation bonds                             $    143,977        141,154
                                                              ============    ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued expenses                       $  2,145,746      1,868,854
  Convertible debentures                                           145,000        145,000
  Notes payable:
    Related companies and others                                   297,029        297,029
    U.S. Mining Inc. - related company                             117,959         45,637
                                                              ------------    -----------

          Total current liabilities                              2,705,734      2,356,520
                                                              ------------    -----------

Commitments and contingencies

Stockholders' deficiency:
  Common stock, par value $.01 per share; 40,000,000 shares
    authorized; 1,318,767 shares issued and outstanding             13,188         13,188
  Additional paid-in capital                                    18,390,360     18,390,360
  Deficit accumulated during the exploration stage             (20,965,305)   (20,618,914)
                                                              ------------    -----------

          Total stockholders' deficiency                        (2,561,757)    (2,215,366)
                                                              ------------    -----------

               Total                                          $    143,977        141,154
                                                              ============    ===========


   The accompanying notes are an integral part of these financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                                                        Cumulative
                                                                                                                        December 1,
                                                                                                                            1976
                                                                                                                        (Inception)
                                                                   Six Months Ended           Three Months Ended          through
                                                                       June 30,                    June 30,               June 30,
                                                                   2002          2001          2002          2001           2002
                                                               -----------    ----------    ----------    ----------    -----------
Revenues:
  Sales                                                        $        --            --            --            --        876,082
  Interest income                                                    1,425         1,399           712           699        558,070
  Forgiveness of debt                                                   --            --            --            --      1,768,829
  Other income                                                          --            --            --            --         79,397
                                                               -----------    ----------    ----------    ----------    -----------

       Total                                                         1,425         1,399           712           699      3,282,378
                                                               -----------    ----------    ----------    ----------    -----------

Expenses:
  Mine expenses and environmental remediation costs                 10,934            --         6,302            --      3,689,158
  Write down of inventories                                             --            --            --            --        223,049
  Loss on sale/write down of mining, milling and
     other property and equipment                                6,638,901
  Depreciation and depletion                                            --            --            --            --      1,910,543
  General and administrative                                        18,602        59,647        (4,365)       18,736      8,002,762
  Interest                                                          32,164        30,561        16,216        15,281      1,619,122
  Amortization of debt issuance                                    683,047
  Loss on settlement of litigation                                      --            --            --            --        100,000
  Loss on sale of property                                              --            --            --            --        225,000
  Equity in net loss and settlement of claims
    of Joint Venture                                             1,059,971
  Other                                                                 --            --            --            --         96,130
                                                               -----------    ----------    ----------    ----------    -----------

       Total                                                        61,700        90,208        18,153        34,017     24,247,683
                                                               -----------    ----------    ----------    ----------    -----------

  Net loss                                                     $   (60,275)      (88,809)      (17,441)      (33,318)   (20,965,305)
                                                               ===========    ==========    ==========    ==========    ===========

  Loss per common share                                        $     (0.05)        (0.07)        (0.01)        (0.03)
                                                               ===========    ==========    ==========    ==========

  Weighted average shares outstanding                            1,318,767     1,318,767     1,318,767     1,318,767
                                                               ===========    ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS



                                                                                            Cumulative
                                                                                            December 1,
                                                                                                1976
                                                                  Six Months Ended          (Inception)
                                                                      June 30,                through
                                                               ----------------------         June 30,
                                                                 2002           2001            2002
                                                               --------       -------       -----------
Cash flows from operating activities:
  Net loss                                                     $(60,275)      (88,809)      (20,965,305)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and depletion                                     --            --         1,910,543
      Forgiveness of debt                                            --            --        (1,768,829)
      Provision for uncollectible account                            --            --           350,000
      Write down of mining, milling and other
        property and equipment                                       --            --         6,638,901
      Amortization of debt issuance expense                          --            --           683,047
      Loss on sale of equipment                                      --            --           225,000
  Value of common stock issued for:
      Services and interest                                          --            --         1,934,894
      Settlement of:
        Litigation                                                   --            --           100,000
        Claims by joint venture partner                              --            --           936,000
      Compensation resulting from stock options granted              --            --           311,900
      Value of stock options granted for services                    --            --           112,500
      Equity in net loss of joint venture                            --            --           123,971
      Other                                                          --            --            (7,123)
  Changes in operating assets and liabilities:
      Interest accrued on mining reclamation bonds               (1,425)       (1,398)          (18,976)
      Accounts payable and accrued expenses                      34,810        44,570         2,407,963
      Payroll and other taxes                                        --            --           (29,960)
                                                               --------       -------       -----------
        Net cash used in operating activities                   (26,890)      (45,637)       (7,055,474)
                                                               --------       -------       -----------

Cash flows from investing activities:
  Purchases and additions to mining, milling and other
    property and equipment                                           --            --        (5,120,354)
  Purchases of mining reclamation bonds, net                         --            --          (125,000)
  Deferred mine development costs and other expenses                 --            --          (255,319)
                                                               --------       -------       -----------
        Net cash used in investing activities                        --            --        (5,500,673)
                                                               --------       -------       -----------


   The accompanying notes are an integral part of these financial statements.

                          WCM CAPITAL, INC.
                    (An Exploration Stage Company)

                       STATEMENTS OF CASH FLOWS


                                                                               Cumulative
                                                                               December 1,
                                                                                  1976
                                                                               (inception)
                                                        Six Months Ended         through
                                                            June 30,             June 30,
                                                        2002        2001          2002
                                                      -------      ------      -----------
Cash flows from financing activities:
  Issuance of:
      Common stock                                    $    --          --        8,758,257
      Underwriter's stock warrants                         --          --              100
  Commissions on sales of common stock                     --          --         (381,860)
  Purchases of treasury stock                              --          --          (12,500)
  Payments:
      Deferred underwriting costs                          --          --          (63,814)
      Debt issuance expenses                               --          --         (164,233)
  Repayments:
      Other notes and loan payables                        --          --         (120,000)
      Loans from affiliate                                 --          --          (48,661)
  Proceeds:
      Exercise of stock options                            --          --          306,300
      Advances from joint venture partner                  --          --          526,288
      Other notes and loans payable                    26,890      45,637        2,376,333
      Loans from affiliate                                 --          --           55,954
  Issuance of convertible debentures and notes             --          --        1,505,000
  Advances to joint venture partner                        --          --         (181,017)
                                                      -------      ------      -----------
        Net cash provided by financing activities      26,890      45,637       12,556,147
                                                      -------      ------      -----------

Increase (decrease) in cash                                --          --               --

Cash Beginning                                             --          --               --
                                                      -------      ------      -----------

Cash Ending                                           $    --          --               --
                                                      =======      ======      ===========

Supplemental disclosure of cash flow data -
  Interest paid                                       $    --          --          299,868
                                                      =======      ======      ===========


   The accompanying notes are an integral part of these financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 1 - BASIS OF PRESENTATION/GOING CONCERN UNCERTAINTY:

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As of June 30, 2002 and 2001, the Company had no cash balance, an accumulated deficit of $20,965,305 and $20,618,914 respectively, and a working capital deficiency of $2,705,734 and $2,356,520 respectively. The Company was in default on the payment of the principal balances and accrued interest on certain notes and debentures (Notes 5, 6 and 7). In addition to the payable of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations or environmental matters (Note 8B), at a rate of approximately $25,000 per month during the year 2002 as based upon the year 2001 actual costs. Such matters raise substantial doubt as to the Company's ability to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Organization:

      WCM Capital, Inc. (formerly Franklin Consolidated Mining Co., Inc.) (Company), incorporated on December 1, 1976 under the laws of the State of Delaware, was formed to engage in the exploration, development and mining of precious and non-ferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and non-ferrous metal properties. The Company's principal mining properties are (i) the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine, and extract all minerals located in approximately 51 mining claims of which 28 are patented (Franklin Mines) and (ii) the Franklin Mill, a crushing and flotation mill which is located on the site of the Franklin Mines (Franklin Mill). The Company is an exploration stage enterprise, as it did not generate any significant revenues through June 30, 2002.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


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

      As stated under "Organization of This Note", all prior capitalized milling and mining exploration costs were written off as impairment losses as of December 31, 2001.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


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

NOTE 4 - NOTES PAYABLE - RELATED PARTY AND OTHERS:

      Due to related party and others consisting of the following at June 30:

                                                              2002         2001
                                                              ----         ----
12% unsecured demand notes due to the Company's
former President and his affiliated entity                  $142,719     142,719
     Secured promissory note (a)                              60,000      60,000
     Unsecured promissory notes (b)                           94,310      94,310
                                                            --------     -------
                                                            $297,029     297,029
                                                            ========     =======

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 4 - NOTES PAYABLE - RELATED PARTY AND OTHERS (continued):

(a) The outstanding principal balance of the note, payable on July 18, 1996 was defaulted; collateralized by a subordinated security interest in the Company's mining reclamation bond. Interest is payable based on the rate of interest applicable to the mining reclamation bond (8% at June 30, 2002).

(b) This principal amount represents four unsecured promissory notes. The Company assumed these obligations on Novembers 25, 1997, as part of the acquisition from USM. These notes were in default when assumed by the Company, and remain in default as of June 30, 2002; interest is being accrued at 17%.

Accrued interest on the above notes at June 30, 2002 aggregated approximately $138,000.

NOTE 5 - CONVERTIBLE DEBENTURES AND OTHER CONVERTIBLE DEBT:

      As of June 30, 2002, consists of a 12.25% convertible debenture in the amount of $145,000 that matured on March 31, 1994.

      As of June 30, 2002, the Company was in default with respect to the principal balance of the debenture and accrued interest of approximately $128,800. As a result of its default, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debenture holders seeking immediate repayment of principal plus interest and other costs. Management cannot assure that funds will be available for the required payments or the effect will be of any actions brought by or on behalf of the debenture holders (Note 7c).

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 6 - NOTE PAYABLE - RELATED PARTY:

      8% promissory note with a balance of $955,756, at December 31, 1997, representing advances to the Company by an affiliated entity, POS Financial, Inc. (POS), a New Jersey corporation, and obligations assumed in connection with the contributions of Joint Venture interest (Note 3). The note was payable on May 4, 1998, and is secured by all the Company's mining claims and mining properties. The note is subject to successive 30-day extensions throughout 1998 and 1999 upon the mutual agreement of the maker and lender for no additional consideration. On March 5, 1998, POS assigned this note to USM. Both POS and USM are considered related parties as they are owned by a director of WCM and can exert significant influence over the Company. The principal balance due of $1,768,829 was forgiven by USM as of December 31, 2000. Accrued interest of $337,022 remains a liability of the Company.

      Additional principal amounts loaned to the Company totaling $117,959 through June 30, 2002 remain unpaid as of that date.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

      On November 13, 1997, Hayden entered into an agreement to sell the Hayden interests to USM for a purchase price of $75,000 (the "Hayden-USM Purchase Agreement"). The purchase price was evidenced by a promissory note, due February 2, 1998. Payment on the note has been waived until USM receives a report of clear title.

      Upon the execution of the Hayden-USM Purchase Agreement, USM agreed to give Hayden mineral rights to certain land parcels and will make royalties which will be expenses as incurred.

Kennec receives a 50% share on land and mineral rights on certain parcels of acreage.

      All royalty payments made under the Hayden and Kennec agreements were expensed as incurred as mine expenses and environmental remediation costs in the accompanying Statement of Operations.

As of June 30, 2002, USM had not received clear title and terminated the agreement.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued):

      The Company paid a monthly rental of $3,500 (on a month to month basis) for the office space, secretarial and other services provided to the Company pursuant to an oral agreement with a non-affiliate. As of February 28, 2001, the Company ceased its tenancy.

(b)   Environmental Matters:

      During 1999, inspections of the Franklin Mining properties revealed that certain drainage problems and substandard linings at the tailings disposal areas created potential hazards and that protection measures are required.

      The Company received a letter dated March 9, 2001 from the Colorado Division of Minerals and Geology (the "DMG"), which set forth measures that must be taken to bring the site into compliance with groundwater regulations and to stabilize the tailings pond and site. In the event the Company completes all of the required actions by May 30, 2002, a Temporary Cessation order will be granted by DMG. In the event a Temporary Cessation is granted, no further reclamation work or mining work would be required for the duration of the Temporary Cessation, beyond basic maintenance and reclamation required to keep the site from further deterioration.

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


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

NOTE 8 - INCOME TAXES:

      As of June 30, 2002, the Company had federal net operating loss carryforwards of approximately $12,227,000 available to reduce future federal taxable income, which, if not used, will expire at various dates through December 31, 2020. Changes in the ownership of the Company may subject these loss carryforwards to substantial limitations.

      The Company has offset the carrying value of the deferred tax attributable to the potential benefits from such net operating loss carryforwards by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. There are no other material temporary differences.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 9 - STOCKHOLDERS' EQUITY:

(a)   Reverse Stock Splits:

On May 26, 1998, the Company effectuated a twenty-five-for-one reverse stock split, and a three-for-one reverse stock split on March 20, 1999. The accompanying financials give retroactive effect to these reverse stock splits.

(b)   Common Stock Reserved for Issuance:

At June 30, 2002, there were 3,867 shares of common stock reserved for issuance upon the exercise of the 12.25% $145,000 convertible debentures (see Note 6).

(c)   Issuance of Common Stock

From March 1, 1976 (inception) through June 30, 2002, the Company issued common stock for:

                                                         Shares        Amount
                                                         ------        ------
Cash, including net proceeds of $283,995 from Public
offering                                                 355,648   $  8,758,256
Exercise of stock options                                 46,298        792,250
Commissions on sales of common stock                          --       (451,483)
Purchase and retirement of treasury stock                   (666)       (12,500)

Non-cash, other than related parties:
      Services and property                              165,582      1,673,394
Conversion of debentures and notes payable               246,107      2,648,820
      Stock options and stock warrants granted                --         39,100
      Settlement of litigation and other                  13,710        100,000

Non-cash, related parties:
      Services and property                               97,919        918,030
      Settlement of claims by related parties             80,000        936,000
      Repayment of related party loans                   314,169      3,001,681
                                                       ---------   ------------

                                                       1,318,767   $ 18,403,548
                                                       =========   ============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, Management believes that certain of the matters discussed in this Quarterly Report for the period ended June 30, 2002 are "forward looking risks and uncertainties which cause actual results to differ materially from those discussed herein including, but not limited, risks relating to changing economic conditions, change in price as disclosed in this Quarterly Report. The Company cautions readers that any such forward-looking statements are based upon management's current expectations and beliefs but are not guaranties of future performance. Actual results could differ materially from those expressed or implied in forward-looking statements.

Liquidity and Capital Resources

The Company had no active mining or milling operations during the second quarter ended June 30, 2002.

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

Results of Operations:

Six months ended June 30, 2002 and 2001

The Company had a net loss of $60,275 for the six months ended June 30, 2002 as compared to a net loss of $88,809 during the same period in 2001.

Mining expenses were $10,934 for the six months ended June 30, 2002 as compared to no mining costs expended for the same period in 2001.

General and administrative expenses were $18,602 for the six months ended June 30, 2002 compared with $59,647 during the same period in 2001. This decrease resulted from a decrease in professional fees.

Interest expense was $32,164 and $30,561 for the six months ended June 30, 2002 and 2001, respectively.

Three months ended June 30, 2002 and 2001

The Company had a net loss of $17,441 for the three months ended June 30, 2002 as compared to a net loss of $33,318 during the same period in 2001.

Mining expenses were $6,302 for the three months ended June 30, 2002 as compared to no mining costs expended for the same period in 2001.

General and administrative expenses shows a negative $4,365 for the three months ended June 30, 2002 compared with $18,736 for 2001. The difference of approximately $23,000 results from the reversal of an over accrual of accounting fees at December 31, 2001.

Interest expense was $16,216 and $15,281 for the three months ended June 30, 2002 and 2001, respectively.

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


                                                WCM CAPITAL, INC.


                                                /s/   Robert Waligunda
Date:  August 9, 2002                           ---------------------------
                                                Robert Waligunda, President