Form 10QSB
period 2002-09-30
WCM CAPITAL INC
filed 2003-02-12
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2002              Commission File No. 0-9416

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

P.O. Box 343, Millburn, New Jersey                           07041
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area code           (973)-467-9330

The Number of Shares Outstanding of Common Stock
$.01 Par Value, at September 30, 2002                             1,318,767

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

     Yes |X|                                                         No |_|

                                WCM CAPITAL, INC.

                              FINANCIAL STATEMENTS

                                NINE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001

                                    CONTENTS

                                                                           Page
                                                                           ----

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

      We have reviewed the accompanying Balance Sheets of WCM Capital, Inc. as of September 30, 2002 and 2001 and the related Statements of Operations and Cash Flows for the nine months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of WCM Capital, Inc.

      A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review we are not aware of any material modifications that should be made to the September 30, 2002 financial statements in order for them to be in conformity with generally accepted accounting principles with the following exceptions.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operations have generated recurring losses and cash flow deficiencies from inception and, as of September 30, 2002 and 2001, had a substantial working capital deficiency. As a result, it was in default with respect to payments on several notes and on convertible debentures and was wholly dependent on outside funding to finance current operations. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                        IWA FINANCIAL CONSULTING LLC
                                        Certified Public Accountants
                                        Livingston, New Jersey
                                        February 11, 2003

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                                       BALANCE SHEETS

                                           ASSETS

                                                                          30-Sep
                                                               ---------------------------
                                                                   2002            2001
                                                               ------------    -----------
Assets - Mining Reclamation bonds                              $    144,689        141,853
                                                               ============    ===========

                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
                                                               $  2,161,962      1,877,141
Convertible debentures                                              145,000        145,000
Notes payable:
Related companies and others                                        297,029        297,029
U.S. Mining Inc. - related company                                  125,459         72,814
                                                               ------------    -----------

          Total current liabilities                               2,729,450      2,391,984
                                                               ------------    -----------

Commitments and contingencies

Stockholders' deficiency:
   Common stock, par value $.01 per share; 40,000,000 shares
      authorized; 1,318,767 shares issued and outstanding            13,188         13,188
   Additional paid-in capital                                    18,390,360     18,390,360
   Deficit accumulated during the exploration stage             (20,988,309)   (20,653,679)
                                                               ------------    -----------

          Total stockholders' deficiency                         (2,584,761)    (2,250,131)
                                                               ------------    -----------

               Total                                           $    144,689        141,853
                                                               ============    ===========

   The accompanying notes are an integral part of these financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                                       Cumulative
                                                                                                                       December 1,
                                                                                                                          1976
                                                                                                                       (Inception)
                                                           Nine Months Ended              Three Months Ended             through
                                                               September                       September                 30-Sep
                                                          2002            2001            2002            2001             2002
                                                      -----------      ----------      ----------      ----------      -----------
Revenues:
  Sales                                               $        --              --              --              --          876,082
  Interest income                                           2,137           2,098             712             699          558,782
  Forgiveness of debt                                          --              --              --              --        1,768,829
  Other income                                                 --              --              --              --           79,397
                                                      -----------      ----------      ----------      ----------      -----------

        Total                                               2,137           2,098             712             699        3,283,090
                                                      -----------      ----------      ----------      ----------      -----------

Expenses:
  Mine expenses and environmental remediation costs        10,934           5,585                           5,585        3,689,158
  Write down of inventories                                    --              --              --              --          223,049
  Loss on sale/write down of mining, milling and
    other property and equipment                                                                                         6,638,901
  Depreciation and depletion                                   --              --              --              --        1,910,543
  General and administrative                               26,102          73,334           7,500          13,687        8,010,262
  Interest                                                 48,380          46,753          16,216          16,192        1,635,338
  Amortization of debt issuance                                                                                            683,047
  Loss on settlement of litigation                             --              --              --              --          100,000
  Loss on sale of property                                     --              --              --              --          225,000
  Equity in net loss and settlement of claims
    of Joint Venture                                                                                                     1,059,971
  Other                                                        --              --              --              --           96,130
                                                      -----------      ----------      ----------      ----------      -----------

        Total                                              85,416         125,672          23,716          35,464       24,271,399
                                                      -----------      ----------      ----------      ----------      -----------

Net loss                                              $   (83,279)       (123,574)        (23,004)        (34,765)     (20,988,309)
                                                      ===========      ==========      ==========      ==========      ===========

Loss per common share                                 $     (0.06)          (0.09)          (0.02)          (0.03)
                                                      ===========      ==========      ==========      ==========

Weighted average shares outstanding                     1,318,767       1,318,767       1,318,767       1,318,767
                                                      ===========      ==========      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                         Cumulative
                                                                                         December 1,
                                                                                            1976
                                                               Nine Months Ending        (Inception)
                                                                    Sept. 30               through
                                                             ----------------------       Sept. 30
                                                               2002          2001           2002
                                                             --------      --------      -----------
Cash flows from operating activities:
   Net loss                                                  $(83,279)     (123,574)     (20,988,309)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and depletion                                   --            --        1,910,543
      Forgiveness of debt                                          --            --       (1,768,829)
      Provision for uncollectible account                          --            --          350,000
      Write down of mining, milling and other
         property and equipment                                    --            --        6,638,901
      Amortization of debt issuance expense                        --            --          683,047
      Loss on sale of equipment                                    --            --          225,000
   Value of common stock issued for:
      Services and interest                                        --            --        1,934,894
      Settlement of:
         Litigation                                                --            --          100,000
         Claims by joint venture partner                           --            --          936,000
      Compensation resulting from stock options granted            --            --          311,900
      Value of stock options granted for services                  --            --          112,500
      Equity in net loss of joint venture                          --            --          123,971
      Other                                                        --            --           (7,123)
   Changes in operating assets and liabilities:
      Interest accrued on mining reclamation bonds             (2,137)       (2,097)         (19,688)
      Accounts payable and accrued expenses                    51,026        52,857        2,424,179
      Payroll and other taxes                                      --            --          (29,960)
                                                             --------      --------      -----------
         Net cash used in operating activities                (34,390)      (72,814)      (7,062,974)
                                                             --------      --------      -----------

Cash flows from investing activities:
   Purchases and additions to mining, milling and other
      property and equipment                                       --            --       (5,120,354)
   Purchases of mining reclamation bonds, net                      --            --         (125,000)
   Deferred mine development costs and other expenses              --            --         (255,319)
                                                             --------      --------      -----------
      Net cash used in investing activities                        --            --       (5,500,673)
                                                             --------      --------      -----------

   The accompanying notes are an integral part of these financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                              Cumulative
                                                                              December 1,
                                                                                 1976
                                                                              (inception)
                                                       Nine Months Ended        through
                                                            Sept. 30           Sept. 30
                                                        2002        2001         2002
                                                       -------     ------     -----------
Cash flows from financing activities:
   Issuance of:
      Common stock                                     $    --         --       8,758,257
      Underwriter's stock warrants                          --         --             100
   Commissions on sales of common stock                     --         --        (381,860)
   Purchases of treasury stock                              --         --         (12,500)
   Payments:
      Deferred underwriting costs                           --         --         (63,814)
      Debt issuance expenses                                --         --        (164,233)
   Repayments:
      Other notes and loan payables                         --         --        (120,000)
      Loans from affiliate                                  --         --         (48,661)
   Proceeds:
      Exercise of stock options                             --         --         306,300
      Advances from joint venture partner                   --         --         526,288
      Other notes and loans payable                     34,390     72,814       2,383,833
      Loans from affiliate                                  --         --          55,954
   Issuance of convertible debentures and notes             --         --       1,505,000
   Advances to joint venture partner                        --         --        (181,017)
                                                       -------     ------     -----------

         Net cash provided by financing activities      34,390     72,814      12,563,647
                                                       -------     ------     -----------

Increase (decrease) in cash                                 --         --              --

Cash Beginning                                              --         --              --
                                                       -------     ------     -----------

Cash Ending                                            $    --         --              --
                                                       =======     ======     ===========

Supplemental disclosure of cash flow data -
   Interest paid                                       $    --         --         299,868
                                                       =======     ======     ===========

   The accompanying notes are an integral part of these financial statements.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 AND 2001

NOTE 1 - BASIS OF PRESENTATION/GOING CONCERN UNCERTAINTY:

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has had recurring losses and cash flow deficiencies since inception. As of September 30, 2002 and 2001, the Company had no cash balance, an accumulated deficit of $20,988,309 and $20,653,679 respectively, and a working capital deficiency of $2,729,450 and $2,391,984 respectively. The Company was in default on the payment of the principal balances and accrued interest on certain notes and debentures (Notes 5, 6 and 7). In addition to the payable of its current liabilities, management estimates that the Company will incur general, administrative, and other costs and expenditures, exclusive of any costs and expenditures related to any mining and milling operations or environmental matters (Note 8B), at a rate of approximately $25,000 per month during the year 2002 as based upon the year 2001 actual costs. Such matters raise substantial doubt as to the Company's ability to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Organization:

      WCM Capital, Inc. (formerly Franklin Consolidated Mining Co., Inc.) (Company), incorporated on December 1, 1976 under the laws of the State of Delaware, was formed to engage in the exploration, development and mining of precious and non-ferrous metals, including gold, silver, lead, copper and zinc. The Company owns or has an interest in a number of precious and non-ferrous metal properties. The Company's principal mining properties are (i) the Franklin Mines, located near Idaho Springs in Clear Creek County, Colorado, for which the Company acquired the exclusive right to explore, develop, mine, and extract all minerals located in approximately 51 mining claims of which 28 are patented (Franklin Mines) and (ii) the Franklin Mill, a crushing and flotation mill which is located on the site of the Franklin Mines (Franklin Mill). The Company is an exploration stage enterprise, as it did not generate any significant revenues through September 30, 2002.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

NOTE 4 - NOTES PAYABLE - RELATED PARTY AND OTHERS:

      Due to related party and others consisting of the following at September
30:

                                                             2002         2001
                                                           --------      -------
12% unsecured demand notes due to the Company's
former President and his affiliated entity                 $142,719      142,719
   Secured promissory note (a)                               60,000       60,000
   Unsecured promissory notes (b)                            94,310       94,310
                                                           --------      -------
                                                           $297,029      297,029
                                                           ========      =======

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE 4 - NOTES PAYABLE - RELATED PARTY AND OTHERS (continued):

(a) The outstanding principal balance of the note, payable on July 18, 1996 was defaulted; collateralized by a subordinated security interest in the Company's mining reclamation bond. Interest is payable based on the rate of interest applicable to the mining reclamation bond (8% at September 30, 2002).

(b) This principal amount represents four unsecured promissory notes. The Company assumed these obligations on Novembers 25, 1997, as part of the acquisition from USM. These notes were in default when assumed by the Company, and remain in default as of September 30, 2002; interest is being accrued at 17%.

Accrued interest on the above notes at September 30, 2002 aggregated approximately $150,000.

NOTE 5 - CONVERTIBLE DEBENTURES AND OTHER CONVERTIBLE DEBT:

      As of September 30, 2002, consists of a 12.25% convertible debenture in the amount of $145,000 that matured on March 31, 1994.

      As of September 30, 2002, the Company was in default with respect to the principal balance of the debenture and accrued interest of approximately $133,240. As a result of its default, the Company may be subject to legal proceedings by the Transfer Agent/Trustee under the Indenture Agreement or from debenture holders seeking immediate repayment of principal plus interest and other costs. Management cannot assure that funds will be available for the required payments or the effect will be of any actions brought by or on behalf of the debenture holders (Note 7c).

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

      Additional principal amounts loaned to the Company totaling $125,459 through September 30, 2002 remain unpaid as of that date.

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

As of September 30, 2002, USM had not received clear title and terminated the agreement.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

NOTE 8 - INCOME TAXES:

      As of September 30, 2002, the Company had federal net operating loss carryforwards of approximately $12,250,000 available to reduce future federal taxable income, which, if not used, will expire at various dates through December 31, 2020. Changes in the ownership of the Company may subject these loss carryforwards to substantial limitations.

      The Company has offset the carrying value of the deferred tax attributable to the potential benefits from such net operating loss carryforwards by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. There are no other material temporary differences.

                                WCM CAPITAL, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE 9 - STOCKHOLDERS' EQUITY:

(a)   Reverse Stock Splits:

On May 26, 1998, the Company effectuated a twenty-five-for-one reverse stock split, and a three-for-one reverse stock split on March 20, 1999. The accompanying financials give retroactive effect to these reverse stock splits.

(b)   Common Stock Reserved for Issuance:

At September 30, 2002, there were 3,867 shares of common stock reserved for issuance upon the exercise of the 12.25% $145,000 convertible debentures (see
Note 6).

(c)   Issuance of Common Stock

From March 1, 1976 (inception) through September 30, 2002, the Company issued common stock for:

                                                                        Shares         Amount
                                                                     ---------      ------------
Cash, including net proceeds of $283,995 from Public offering          355,648      $  8,758,256
Exercise of stock options                                               46,298           792,250
Commissions on sales of common stock                                        --          (451,483)
Purchase and retirement of treasury stock                                 (666)          (12,500)

Non-cash, other than related parties:
         Services and property                                         165,582         1,673,394
Conversion of debentures and notes payable                             246,107         2,648,820
         Stock options and stock warrants granted                           --            39,100
         Settlement of litigation and other                             13,710           100,000

Non-cash, related parties:
         Services and property                                          97,919           918,030
         Settlement of claims by related parties                        80,000           936,000
         Repayment of related party loans                              314,169         3,001,681
                                                                     ---------      ------------

                                                                     1,318,767      $ 18,403,548
                                                                     =========      ============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, Management believes that certain of the matters discussed in this Quarterly Report for the period ended September 30, 2002 are "forward looking risks and uncertainties which cause actual results to differ materially from those discussed herein including, but not limited, risks relating to changing economic conditions, change in price as disclosed in this Quarterly Report. The Company cautions readers that any such forward-looking statements are based upon management's current expectations and beliefs but are not guaranties of future performance. Actual results could differ materially from those expressed or implied in forward-looking statements.

Liquidity and Capital Resources

The Company had no active mining or milling operations during the second quarter ended September 30, 2002.

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


WCM Capital, Inc.
10-QSB Quarter Ended 9/30/02

Results of Operations:

Nine months ended SEPTEMBER 30, 2002 and 2001

The Company had a net loss of $83,279 for the nine months ended September 30, 2002 as compared to a net loss of $123,574 during the same period in 2001.

Mining expenses were $10,934 for the nine months ended SEPTEMBER 30, 2002 as compared to $5,585 for the same period in 2001.

General and administrative expenses were $26,102 for the nine months ended SEPTEMBER 30, 2002 compared with $73,334 during the same period in 2001. This decrease resulted from a decrease in professional fees.

Interest expense was $48,380 and $46,753 for the nine months ended September 30, 2002 and 2001, respectively.

Three months ended September 30, 2002 and 2001

The Company had a net loss of $23,004 for the three months ended September 30, 2002 as compared to a net loss of $34,765 during the same period in 2001.

There were no mining expenses for the three months ended September 30, 2002 as compared to $5,585 expended for the same period in 2001.

General and administrative expenses were $7,500 for the three months ended September 30, 2002 compared with $13,687 for 2001. This difference resulted from a decrease in professional fees.

Interest expense was $16,216 and $16,192 for the three months ended September 30, 2002 and 2001, respectively.


WCM Capital, Inc.
10-QSB Quarter Ended 9/30/02

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


WCM Capital, Inc.
10-QSB Quarter Ended 9/30/02

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


WCM Capital, Inc.
10-QSB Quarter Ended 9/30/02

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


WCM Capital, Inc.
10-QSB Quarter Ended 9/30/02

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


WCM Capital, Inc.
10-QSB Quarter Ended 9/30/02

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

                                        WCM CAPITAL, INC.

                                        /s/ Robert Waligunda
Date: February 12, 2003                 -----------------------------
                                        Robert Waligunda, President


WCM Capital, Inc.
10-QSB Quarter Ended 9/30/02