Form 10QSB/A
period 2002-09-30
WCM CAPITAL INC
filed 2003-02-21
CIK 215913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

     Yes |X|                                                         No |_|

"Explanatory Note:

WCM Capital, Inc. (the "Company") is filing this amendment to its Form 10-QSB for the quarter ended September 30, 2002, solely to remove the Accountant's Review Report filed with said Form 10-QSB which Accountant's Review Report was filed in error. The financial statements included in the Form 10-QSB have been prepared by management and have not been reviewed by the Company's independent accountants."

                                WCM CAPITAL, INC.

                              FINANCIAL STATEMENTS

                                NINE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001

                                    CONTENTS

                                                                           Page
                                                                           ----

Financial Statements:

  Balance Sheets                                                            1

  Statements of Operations                                                  2

  Statements of Cash Flows                                                3 - 4

Notes to Financial Statements                                             5 - 14

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


WCM Capital, Inc.
10-QSB/A Quarter Ended 9/30/02

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


WCM Capital, Inc.
10-QSB/A Quarter Ended 9/30/02

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


WCM Capital, Inc.
10-QSB/A Quarter Ended 9/30/02

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


WCM Capital, Inc.
10-QSB/A Quarter Ended 9/30/02

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


WCM Capital, Inc.
10-QSB/A Quarter Ended 9/30/02

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


WCM Capital, Inc.
10-QSB/A Quarter Ended 9/30/02

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

"On February 12, 2003, the Company included an Accountant's Review Report with its Form 10-QSB for the quarter ended September 30, 2002 in error" This Amendment is being filed to retract said report until such time as an appropriate review of the Company's financial statements can be conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

Item 6. Exhibits and Reports on Form 8-K

      A.    Exhibits

      B.    Reports on Form 8-K

                                    SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WCM CAPITAL, INC.

                                        /s/ Robert Waligunda
Date: February 21, 2003                 -----------------------------
                                        Robert Waligunda, President


WCM Capital, Inc.
10-QSB/A Quarter Ended 9/30/02